Form 10-K
period 1996-03-31
FIRSTFED BANCORP INC
filed 1996-06-28
CIK 876947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended March 31, 1996

                       Commission File Number:   0-19609
                                               -----------

                            FirstFed Bancorp, Inc.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                           63-1048648
- - ----------------------------------------------                  ----------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
  or organization)                                           identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                        35020
- - --------------------------------------                           ---------------
(Address of principal executive office)                                Zip Code


     Registrant's telephone number, including area code:         (205) 428-8472
                                                                ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                       --------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements
for the past ninety days.  YES  X   N0 ___
                               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [___].

As of June 19, 1996, there were issued and outstanding 609,740 shares of the registrant's common stock.

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the National Daily Quotation Service "Pink Sheet" published by the National Quotation Bureau, Inc. on June 19, 1996, was $14,633,760.

                    DOCUMENTS  INCORPORATED  BY  REFERENCE

(1) Portions of the Annual Report to Stockholders for the year ended March 31, 1996, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(2) Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE
                                                                            ----
PART I.

     ITEM I.    Business
                      The Company............................................  1
                      First Federal Savings Bank.............................  1
                      First State Bank of Bibb County........................  1
                      Average Balances, Yields and Rates Paid................  3
                      Rate/Volume Analysis...................................  4
                      Asset/Liability Management.............................  5
                      Lending Activities.....................................  7
                      Mortgage-Backed Securities and Other
                           Investment Activities............................. 14
                      Deposit, Borrowings and Other
                           Sources of Funds.................................. 17
                      Competition............................................ 18
                      Regulations and Supervision............................ 18
                      Taxation............................................... 29
                      Personnel.............................................. 30

     ADDITIONAL ITEM. Executive Officers..................................... 30

     ITEM 2.    Properties................................................... 30

     ITEM 3.    Legal Proceedings............................................ 31

     ITEM 4.    Submission of Matters to a Vote of Security Workers.......... 31

PART II.

     ITEM 5.    Market for the Registrant's Common Stock and
                      Related Security Holder Matters........................ 32

     ITEM 6.    Selected Financial Data...................................... 32

     ITEM 7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................... 32

     ITEM 8.    Financial Statements and Supplementary Data.................. 32

     ITEM 9.    Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure.......................... 32

PART III.

     ITEM 10.   Directors and Executive Officers of the Registrant........... 32

     ITEM 11.   Executive Compensation....................................... 32

     ITEM 12.   Security Ownership of Certain Beneficial Owners
                and Management............................................... 32

     ITEM 13.   Certain Relationships and Related Transactions............... 33

PART IV.

     ITEM 14.   Exhibits, Financial Statements, Schedules and
                Reports on Form 8-k.......................................... 33

                                      i.

                                    PART I
                                    ------


ITEM 1. BUSINESS
        --------

THE COMPANY

FirstFed Bancorp, Inc. (the "Company") is a Delaware corporation that serves as the holding company for First Federal Savings Bank ("First Federal"), a federal savings bank, and First State Bank of Bibb County, an Alabama state-chartered commercial bank ("First State"). First State is a wholly-owned subsidiary of First State Corporation ("FSC") which was acquired by the Company in January 1996. The discussion herein of First State relates to its operations since its acquisition by the Company. First Federal and First State are referred to herein as the "Banks".

The Company's assets consist primarily of its investment in the Banks, liquid investments and real estate held for investment purposes. It engages in no significant activity, except through the Banks' operations. The Company had total assets of $166,184,000, total deposits of $145,858,000 and stockholders' equity of $17,231,000 at March 31, 1996.

The Company's executive office is located at the main office of First Federal at 1630 Fourth Avenue North, Bessemer, Alabama 35020. The telephone number is
(205) 428-8472.

FIRST FEDERAL SAVINGS BANK

First Federal was organized in 1936 as a federally chartered mutual savings and loan association under the name First Federal Savings and Loan Association of Bessemer. In 1991, First Federal became a federally chartered mutual savings bank and changed its name to First Federal Savings Bank. On December 9, 1991, First Federal converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and simultaneously reorganized as a wholly owned subsidiary of the Company.

First Federal's principal business consists of attracting deposits from the general public and investing those deposits, together with funds generated from operations and from principal and interest payments on loans and mortgage-backed securities, primarily in one-to-four-family residential mortgage loans, and to a lesser extent, commercial mortgage loans, commercial loans and consumer loans. First Federal is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowable by the FDIC. First Federal is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC. See "Regulation and Supervision of the Banks."

First Federal currently conducts business from four locations in Jefferson and Shelby Counties, Alabama, consisting of its home office in Bessemer and three other branches, one each in Pelham, Hueytown and Hoover. Each branch is a full service facility.

FIRST STATE BANK OF BIBB COUNTY

First State was formed as a state member bank in 1965 under the name The Bank of West Blocton. In 1979, the name was changed to First State Bank of Bibb County. FSC was formed in 1985 as a locally-owned stock corporation and purchased First State.

First State currently conducts business from three full service locations in Bibb County, Alabama, consisting of its main office in West Blocton and two other branches, one each in Centreville and Woodstock. First State's primary business consists of attracting deposits from the community and investing those deposits, together with funds generated from operations, in one-to-four family residential mortgage loans, commercial loans and consumer loans.

First State is a member of the Federal Reserve System and its deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC up to a maximum amount allowed by the FDIC. First State is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB") and the State Banking Department of the State of Alabama (the "Banking Department"). See "Regulation and Supervision of the Banks."

Earnings of First Federal and First State are primarily dependent upon net interest income, which is the difference between the income it derives from its interest-earning assets, such as loans, mortgage backed securities and investment securities, and the interest expense incurred on its interest-bearing liabilities, primarily deposit accounts. Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on its interest-earning assets and rates of interest paid on its interest-bearing liabilities and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for each year in the three year period ended March 31, 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual delinquent loans. For further discussion see "Management's Discussion and Analysis" in the Company's 1996 Annual Report.

                                                                              Year Ended March 31,
                                                   ---------------------------------------------------------------------------
                                                            1996                      1995                      1994
                                                   ---------------------     ----------------------    -----------------------
                                                    Average                   Average                   Average
                                                    Balance     Interest      Balance      Interest     Balance     Interest
                                                   ---------    --------     ---------    ---------    ---------    ---------
                                                                                 (In thousands)
Interest-earning assets:
 Mortgage loans                                    $ 102,420    $   8,147    $  91,550    $   6,791    $  82,329    $   6,339
 Other loans                                          12,333        1,269        5,467          457        1,993          149
 Mortgage-backed securities                            4,982          345        5,938          385        8,749          487
 Securities                                            8,144          496        8,984          594       11,269          702
 Other interest-earning assets                         6,223          285        2,252          102        5,268          159
                                                    --------    ---------    ---------    ---------    ---------    ---------

Total interest-earning assets                        134,102       10,542      114,191        8,329      109,608        7,836
Non-interest-earning assets                            4,997                     4,344                     3,477
                                                   ---------                 ---------                 ---------
 Total assets                                      $ 139,099                 $ 118,535                 $ 113,085
                                                   =========                 ==========                =========

Interest-bearing liabilities:
 Deposits                                          $ 115,426    $   5,612    $  95,819    $   3,684    $  93,647    $   3,511
 Other borrowings                                      2,904          179        2,950          176          177            -
                                                    --------    ---------    ---------    ---------    ---------    ---------

Total interest-bearing liabilities                   118,330        5,791       98,769        3,860       93,824        3,511
Non-interest bearing liabilities                       2,986                     1,121                       623
                                                    --------    ---------    ---------    ---------    ---------    ---------
                                                                $   4,751                 $   4,469                 $   4,325
                                                                =========                 =========                 =========
 Total liabilities                                   121,316                    99,890                    94,447
Stockholders' equity                                  17,783                    18,645                    18,638
                                                   ---------                 ---------                 ---------
 Total liabilities and stockholders' equity        $ 139,099                 $ 118,535                 $ 113,085
                                                   =========                 =========                 =========

                                                                             Year Ended
                                                                              March 31,
                                                               --------------------------------------
                                                                  1996          1995          1994
                                                               ----------    ----------    ----------
Yield on:
 Mortgage loans                                                     7.95%         7.42%         7.70%
 Other loans                                                       10.29          8.36          7.47
 Mortgage-backed securities                                         6.29          6.48          5.57
 Securities                                                         6.09          6.61          6.23
 Other interest-earning assets                                      4.58          4.53          3.02
   All interest-earning assets                                      7.86          7.29          7.15
Rate paid on:
 Deposits                                                           4.86          3.84          3.75
 Other borrowings                                                   6.16          5.97             -
   All interest-bearing liabilities                                 4.89          3.91          3.75

Interest rate spread (1)                                            2.97%         3.38%         3.40%
                                                                 ========      ========      ========

Net yield (2)                                                       3.54%         3.91%         3.95%
                                                                 ========      ========      ========

(1) Interest rate spread represents the difference between the average yield on total interest-earning assets and the average rate of total interest-bearing liabilities.

(2) Net yield represents net interest income as a percentage of average interest-earning assets.

                             RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                        Year Ended                        Year Ended
                                                       March 31, 1996                    March 31, 1995
                                                          Versus                            Versus
                                                       March 31, 1995                    March 31, 1994
                                               -------------------------------  -------------------------------
                                                Volume        Rate        Net    Volume       Rate        Net
                                               --------      ------      -----  --------      ------      -----
                                                                          (In thousands)
Increase (decrease) in interest earned on:
Interest-earning assets-
 Mortgage loans                                  $  847     $   509    $ 1,356     $ 669     $(217)    $ 452
 Other loans receivable                             686         126        812       288        20       308
 Mortgage-backed securities                         (34)         (6)       (40)     (208)      106      (102)
 Securities                                         (53)        (45)       (98)     (155)       47      (108)
 Other interest-earning assets                      182           1        183      (305)      248       (57)
                                                 ------     -------    -------     -----     -----     -----
  Total                                           1,628         585      2,213       289       204       493
                                                 ------     -------    -------     -----     -----     -----

Decrease (increase) in interest paid on:
Interest-bearing liabilities-
 Deposits                                          (839)     (1,089)    (1,928)      (85)      (88)     (173)
 Other borrowings                                    10         (13)        (3)     (176)        -      (176)
                                                 ------     -------    -------     -----     -----     -----
  Total                                            (829)     (1,102)    (1,931)     (261)      (88)     (349)
                                                 ------     -------    -------     -----     -----     -----

  Net (decrease) increase in net
   interest income                               $  799     $  (517)   $   282     $  28     $ 116     $ 144
                                                 ======     =======    =======     =====     =====     =====

ASSET/LIABILITY MANAGEMENT

The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis than its interest-earning assets. The Banks have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. The Banks' strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against fluctuations in interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage ("ARM") loans secured by one-to-four-family residences and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and undertaking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing with a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At March 31, 1996, the Banks' gap could have a negative effect on earnings if there were a prolonged change in rates. However, management believes that the Banks' strong capital positions are sufficient to protect the Banks from the negative effects on net income of interest rate changes.

Certain shortcomings are inherent in any method of any gap analysis, including that presented in the following table. For example, the analysis does not consider prepayments of loans or early withdrawals of certificates of deposits. In addition, the method used assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Also, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Moreover, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. A change in interest rates may cause assets and liabilities to reprice or mature on a basis significantly different from their contractual terms.

Historically, the Banks have not experienced the level of volatility in net interest income indicated by the cumulative one-year gap ratio. The primary reason for this is that the Banks have a relatively large base of deposit products that do not reprice on a contractual basis. These deposit products are primarily traditional passbook accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within 90 days" repricing category and comprise 36.4% of total interest-bearing liabilities.
The rates paid on these accounts are typically sensitive to changes in market-interest rates only under certain conditions, such as market interest rates falling to historically low levels.

INTEREST RATE SENSITIVITY ANALYSIS
- - ----------------------------------

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1996, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Bank. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.

                                                                          At March 31, 1996
                                                  --------------------------------------------------------------------
                                                   WITHIN        91 TO        181 DAYS        1 YEAR         3 YEAR
                                                   90 DAYS      180 DAYS      TO 1 YEAR      TO 3 YEAR      TO 5 YEAR
                                                  ---------    ----------    -----------    -----------    -----------
                                                                        (Dollars in thousands)
Interest-earning assets:
 Loans receivable (3)                             $  25,309    $   14,374    $    31,968    $    28,485    $     9,884
 Mortgage-backed secutities                              --            --             --            374             --
 Securities (1)(2)                                      724           910            699          6,351          1,752
 Cash investments                                     9,893            --             --             --             --
                                                  ---------    ----------    -----------    -----------    -----------
Total interest-earning assets                        35,926        15,284         32,667         35,210         11,636
                                                  ---------    ----------    -----------    -----------    -----------
Interest-bearing liabilities:
 Passbook accounts (4)                               27,548            --             --             --             --
 Transaction accounts (4)                            25,588            --             --             --             --
 Certificate accounts                                17,378        13,730         22,145         17,527         21,903
                                                   --------      --------       --------        -------       --------
Total interest-bearing
 liabilities                                         70,514        13,730         22,145         17,527         21,903
                                                   --------      --------       --------        -------       --------
Interest sensitivity
 gap per period                                   $ (34,588)   $    1,554    $    10,522    $    17,683    $   (10,267)
                                                   ========      ========       ========        =======       ========
Cumulative interest
 sensitivity gap                                  $ (34,588)   $  (33,034)   $   (22,512)   $    (4,829)   $   (15,096)
                                                   ========      ========       ========        =======       ========
Percentage of cumulative gap
 to total assets                                     (20.81)%      (19.88)%       (13.55)%        (2.91)%        (9.08)%
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities                                50.95%        60.79%         78.83%         96.10%         89.65%

                                                                  At March 31, 1996
                                                ----------------------------------------------------
                                                   5 YEAR        10 YEARS
                                                 TO 10 YEAR     TO 20 YEAR     20 YEARS      TOTAL
                                                ------------   ------------   ----------   ---------
                                                                (Dollars in thousands)
Interest-earning assets:
 Loans receivable (3)                           $      4,299   $      9,808   $    5,453   $ 129,580
 Mortgage-backed secutities                            1,382            369        2,641       4,766
 Securities (1)(2)                                     3,084            175          958      14,653
 Cash investments                                         --             --           --       9,893
                                                ------------   ------------   ----------   ---------
Total interest-earning assets                          8,765         10,352        9,052     158,892
                                                ------------   ------------   ----------   ---------
Interest-bearing liabilities:
 Passbook accounts (4)                                    --             --           --      27,548
 Transaction accounts (4)                                 --             --           --      25,588
 Certificate accounts                                     39             --           --      92,722
                                                ------------   ------------   ----------   ---------
Total interest-bearing
 liabilities                                              39             --           --     145,858
                                                ------------   ------------   ----------   ---------
Interest sensitivity
 gap per period                                 $      8,726   $     10,352   $    9,052   $  13,034
                                                ============   ============   ==========   =========
Cumulative interest
 sensitivity gap                                $     (6,370)  $      3,982   $   13,034   $  13,034
                                                ============   ============   ==========   =========
Percentage of cumulative gap
 to total assets                                       (3.83)%         0.24%        7.84%       7.84%
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities                                 95.63%        102.73%      108.94%     108.94%

(1) Includes $305 of FHLB Atlanta stock, which represents the stock balance in excess of the amount required to be held, as due in the within 90 day category. The FHLB-Atlanta stock required to be owned by the Bank is shown as due in more than twenty years.

(2) Includes $10,845 in securities available for sale; such securities are reflected in the above table based on their contractual maturity.

(3) Includes $1,582 in loans held for sale, such loans are reflected in the above table in the within 90 days category.

(4) Assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are typically not sensitive to changes in market interest rates.

LENDING ACTIVITIES

General
- - -------

The Banks' loan portfolios are comprised primarily of first mortgage loans secured by one-to four-family residences, a majority of which are adjustable rate, conventional mortgage loans. At March 31, 1996, 79.71% of the total loan portfolio, net, consisted of one-to-four family residential loans, of which approximately 76.09% were ARM loans.

The Banks originate loans on real estate located in their primary lending areas in West Jefferson, Northern Shelby and Bibb Counties of Alabama, which include Bessemer, Pelham, Hueytown, Hoover, West Blocton, Centreville, and the western suburbs of Birmingham. The Banks have authority within regulatory limitations to originate loans secured by real estate throughout the United States but have exercised this authority outside their primary lending area only on a limited basis.

The Banks have never purchased or sold servicing rights and have no plans to do so. During fiscal 1996, the Banks sold fixed rate loans in the secondary market and First Federal retained servicing for a portion of those loans.

Residential Lending - One-to Four-Family
- - ----------------------------------------

The Banks offer various adjustable rate one-to-four family residential loan products. The Banks' ARM loans generally are subject to a limitation of 2% per adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by the Banks typically have a lifetime cap of 6% on increases. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. Interest rates and origination fees on ARM loans are priced to provide a profit
margin and not necessarily to be competitive in the local market.   The Banks'
one-to four-family residential ARM loans do not provide for negative amortization.

The Banks generally make one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance or 80% to 85% with an increase of interest rate. First Federal usually charges an origination fee of 1.00% to 2.00% on one-to-four family residential mortgage loans. First Federal and First State each have loan policies that require approval by a loan committee or their respective Board of Directors for loans over specified amounts. The Boards of Directors of First Federal and First State are furnished with an analysis of the respective monthly loan activity.

In addition to ARM lending, the Banks may originate fixed-rate one-to-four family residential loans. However, at this time, the majority of all fixed rate loans are being sold into the secondary market. The Banks have established investor relationships with several banks and mortgage companies. In addition, First Federal is approved by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Corporation (FNMA) to sell and service loans. These outlets allow the Banks to offer more diversified products and enhances the management of interest rate risk. At March 31, 1996, fixed rate loans represented 23.91% of the one-to-four family residential loans. The Banks apply the required underwriting procedures in making these fixed-rate mortgage loans.

Residential Lending - Multi-Family
- - ----------------------------------

The Banks also originate loans secured by multi-family residences within 100 miles of its market area on a case-by-case basis. Loans originated on multi-family dwellings are generally adjustable rate mortgages with terms of 15 years but may be as long as 25 years. Generally, all such loans amortize over the life of the loan. The Banks generally make multi-family mortgage loans up to 65% of the appraised value of the property securing the loan. Such appraised value is determined by an independent appraiser previously approved by the Banks. In addition, properties securing multi-family loans must be used solely for residential purposes. The Banks had multi-family loans outstanding totaling $61,000 at March 31, 1996. No multi-family loan was delinquent ninety days or more at March 31, 1996.

Commercial Real Estate Lending
- - ------------------------------

Loans secured by commercial real estate totalled approximately $8.2 million, or 6.53% of the Banks' total loan portfolio, net, at March 31, 1996. Commercial real estate loans are generally originated in amounts up to 65% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by each Bank. The Banks' commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at March 31, 1996, most are located within 100 miles of the Banks' office locations and were made to local customers of the Banks. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally are 10 to 20 year loans and are made at rates generally based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates and may carry prepayment penalties. At March 31, 1996, all commercial real estate loans delinquent ninety days or more, totalled $1,050.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Banks' seek to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

Construction Lending
- - --------------------

The Banks have several construction loan programs. At March 31, 1996, the Bank had $9.2 million in construction loans outstanding or 7.3% of the Banks' net loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $3.4 million was undisbursed at March 31, 1996, and consisted of loans to individuals for construction of residential properties. The Banks presently charge adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on site inspection.

Consumer Lending
- - ----------------

As community-oriented lenders, the Banks offer certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totalled $11.5 million or 9.09% of the Banks' total net loan portfolio, at March 31, 1996. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk. At March 31, 1996, all consumer loans delinquent 90 days or more, totalled $74,230.

The Banks' loans secured by second mortgages amounted to $2.0 million at March 31, 1996. Second mortgage loans may be extended for up to 80% of the appraised value of the property less existing liens. The Banks generally hold the first mortgage loans on the properties securing the second mortgages.

Home Equity Lending
- - -------------------

First Federal began offering home equity loans during fiscal 1995. Home equity loans may be made not to exceed 80% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjust monthly at a rate based on prime. At March 31, 1996, the outstanding home equity loan balance was $1,503,445.

Commercial Lending
- - ------------------

The Banks originate commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong well established businesses. Commercial loans are adjustable rate loans and generally secured by equipment, accounts receivable and inventory. Commercial loans totalled approximately $6.5 million or 5.17% of the Banks' total loan portfolio, net, at March 31, 1996. No commercial loan was delinquent ninety days or more at March 31, 1996.

Analysis of Loan Portfolio and Mortgage-backed Securities
- - ---------------------------------------------------------

The following table sets forth the composition of the Banks' mortgage and other loan portfolios and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated. At March 31, 1996, the Banks had no concentrations of loans exceeding 10% of total loans that are not disclosed below. The increase in loans to the March 31, 1996, level from March 31, 1995, is primarily the result of the acqusition of First State.


                                                          At March 31,
                              --------------------------------------------------------
                                    1996                 1995               1994
                              -----------------   -----------------   -----------------
                                        Percent             Percent             Percent
                                          of                                      of
                               Amount    Total     Amount    Total     Amount    Total
                              --------  -------   --------  -------   --------  -------
                                                (Dollars in thousands)
Mortgage loans:
 One-to-four family
  residential                 $100,596   79.71%   $ 96,372   90.73%   $ 83,826   95.86%
 Commercial real estate          8,237    6.53       5,645    5.31       4,756    5.44
 Other                           4,010    3.18         857     .81         118     .14
                              --------  ------    --------   -----    --------  ------
Total mortgage loans           112,843   89.42     102,874   96.85      88,700  101.44
                              --------  ------    --------   -----    --------  ------

Consumer loans:
 Savings accounts                1,007     .80       1,512    1.42         808     .93
 Other                          10,462    8.29       3,634    3.42       1,656    1.89
                              --------  ------    --------   -----    --------  ------
Total consumer loans            11,469    9.09       5,146    4.84       2,464    2.82
                              --------  ------    --------   -----    --------  ------

Commercial loans                 6,527    5.17       3,162    2.98          --     --
                              --------  ------    --------  ------    --------  ------
  Total loans receivable       130,839  103.68     111,182  104.67      91,164  104.26
                              --------  ------    --------  ------    --------  ------
Less:
 Undisbursed portion of
   mortgage loans                3,381    2.68       4,006    3.77       2,949    3.37
 Escrow, net                       173     .14         262     .25         180     .21
 Allowance for loan losses         621     .49         242     .23         215     .25
 Net deferred loan fees            461     .37         443     .42         375     .43
 Discount on loans purchase          4      --           5      --          --      --       d
                              --------  ------    --------  ------    --------  ------
                                 4,640    3.68       4,958    4.67       3,719    4.26
                              --------  ------    --------  ------    --------  ------
   Loans receivable, net      $126,199  100.00%   $106,224  100.00%   $ 87,445  100.00%
                              ========  ======    ========  ======    ========  ======
 Mortgage-backed securities                                                                  :
  FNMA                        $  3,218   67.52%   $ 3,548    67.10%   $  4,405   66.19%
  FHLMC                            367    7.70        240     4.54         343    5.15
  GNMA                           1,048   21.99      1,340    25.34       1,714   25.76
                              --------  ------    --------  ------    --------  ------
     Total mortgage-backed
       securities                4,633   97.21       5,128   96.98       6,462   97.10
     Unearned premiums,
       net                         133    2.79         160    3.02         193    2.90
                              --------  ------    --------  ------    --------  ------
Mortgage-backed
   securities, net            $  4,766  100.00%   $  5,288  100.00%   $  6,655  100.00%
                              ========  ======    ========  ======    ========  ======

     Loan Maturity
     -------------

     The following table shows the maturity of the Banks' loan portfolio at March 31, 1996, based upon contractual maturity.

                                                           March 31, 1996
                                    ------------------------------------------------------------------
                                     One-to Four    Multi-Family
                                        Family          and
                                     Residential     Commercial      Consumer  Commercial
                                        Loans       Real Estate       Loans      Loans          Total
                                    --------------  ------------     --------  ----------     --------
Amounts Due:
 Within 1 year                           $   6,385      $  2,082     $  4,524    $  3,804    $  16,795
 1 to 2 years                                  547           146        1,543         438        2,674
 2 to 3 years                                  766         1,118        1,859         253        3,996
 Over 3 to 5 years                           2,196           811        2,514       1,708        7,229
 Over 5 to 10 years                          9,393         3,394          822          --       13,609
 Over 10 to 15 years                        24,158         3,667          136         243       28,204
 Over 15 years                              57,151         1,029           71          81       58,332
                                         ---------      --------     --------    --------    ---------
                                         $ 100,596      $ 12,247     $ 11,469    $  6,527    $ 130,839
                                         =========      ========     ========    ========    =========
Less:
 Undisbursed portion of mortgage                                                             $   3,381
 Discount on loans purchased                                                                         4
 Net deferred loan fees                                                                            461
 Allowance for loan losses                                                                         621
 Escrow, net                                                                                       173
                                                                                             ---------
Loans receivable, net                                                                        $ 126,199
                                                                                             =========

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     The following table sets forth at March 31, 1996, the dollar amount of loans and mortgage-backed securities due after March 31, 1997, based upon contractual maturity dates, and whether such loans have fixed interest rates or adjustable interest rates:

                                                    DUE AFTER MARCH 31, 1997
                                                  ----------------------------
                                                   FIXED   ADJUSTABLE   TOTAL
                                                  -------  ----------  -------
                                                         (In thousands)
     Mortgage Loans:
       One-to four-family                         $15,958    $78,253  $ 94,211
       Multi-family and commercial real estate      2,443      7,722    10,165
                                                  -------    -------  --------
         Total mortgage loans                      18,401     85,975   104,376
                                                  -------    -------  --------
     Consumer loans                                 6,945         --     6,945
                                                  -------    -------  --------
     Commercial loans                                  --      2,723     2,723
                                                  -------    -------  --------

         Total loans receivable                   $25,346    $88,698  $114,044
                                                  =======    =======  ========
       Mortgage-backed securities                 $ 2,696    $ 2,070  $  4,766
                                                  =======    =======  ========

Loan Origination, Commitment and Other Loan Fees
- - ------------------------------------------------

In addition to interest earned on loans, the Banks charge fees for originating and making loan commitments (which are included in interest income), prepayments of non-residential loans, late payments, changes in property ownership and other miscellaneous services. The income realized from such fees varies with the volume of loans made or repaid, and the fees vary from time to time depending upon the supply of funds and other competitive conditions in the mortgage markets. Loan demand and the availability of money also affect these conditions.

Loan Delinquencies, Nonperforming Assets and Classified Assets
- - --------------------------------------------------------------

The Banks consider nonperforming assets to include nonaccruing loans, accruing loans delinquent 90 days or more and real estate owned. The Banks' policies are to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Banks obtain title of the real estate securing the loan in foreclosure proceedings. At March 31, 1996, the Banks had no restructured loans within the meaning of Financial Accounting Standards Board Statement 15.

                                              At March 31,
                                      ----------------------------
                                        1996      1995      1994
                                      --------  --------  --------
                                         (Dollars in thousands)

Nonaccrual loans                        $240      $ 26      $162
Accruing loans delinquent 90 days
 or more:
  Mortgage loans                         285       504       509
  Consumer loans                          74        93        11
  Commercial loans                        --        --        --
                                        ----      ----      ----
 Total non-performing loans              599       623       682
Real estate owned                         12(1)      1(1)     16(1)
                                        ----      ----      ----
 Total non-performing assets            $611      $624      $698
                                        ====      ====      ====
Allowance for uncollected interest      $ 11      $  2      $ 10
                                        ====      ====      ====
Non-performing assets to total assets    .37%      .48%      .61%
                                        ====      ====      ====
Non-performing loans to total loans,
                                net      .47%      .59%      .78%
                                        ====      ====      ====

(1) Real estate owned at March 31, 1996, 1995 and 1994 is shown less its allowance of $0, $0 and $10,000, respectively.

At March 31, 1996, there were no loans not included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at March 31, 1996, would have increased by approximately $11,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for fiscal 1996 was approximately $7,000.

Allowance for Loan Losses
- - -------------------------

Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and, if necessary, by provisions charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the composition of the loan portfolio, current economic conditions and other factors that warrant recognition in providing for an adequate allowance. Ultimate losses may vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other relevant considerations become known.

The following table sets forth information regarding the Banks' allowance for loan losses for the periods and at the dates indicated.

                                               For the Year Ended March 31,
                                              -------------------------------
                                                 1996       1995       1994
                                              ----------  ---------  --------
                                                  (Dollars in thousands)
Balance at beginning of period                  $   242     $  215    $  152
Provision for loan losses                            75         52        69
Addition of First State (1)                         320         --        --

Charge-offs:
   Mortgage loans                                    42         45        22
   Consumer loans                                    54         10        14
   Commercial loans                                  --         --        --
                                                -------     ------    ------
     Total Charge-offs                               96         55        36
                                                -------     ------    ------
Recoveries:
   Mortgage loans                                    59         25        20
   Consumer loans                                    19          5        10
   Commercial loans                                   2         --        --
                                                -------     ------    ------
     Total Recoveries                                80         30        30
                                                -------     ------    ------
Charge-offs, net of recoveries                       16         25         6
                                                -------     ------    ------
Balance at end of period                        $   621     $  242    $  215
                                                =======     ======    ======
Ratio of allowance for loan losses to
   total loans receivable at the end
   of period                                        .49%       .22%      .23%
                                                =======     ======    ======
Ratio of allowance for loan losses to
   non-performing loans (2)                      103.67%     38.84%    31.52%
                                                =======     ======    ======
Ratio of allowance for loan losses to
   non-performing assets (3)                     101.64%     38.78%    30.80%
                                                =======     ======    ======
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                            .01%       .02%      .01%
                                                =======     ======    ======

(1)  Reflects acqusition of First State.

(2) Non-performing loans are comprised of accruing loans delinquent 90 days or more and nonaccrual loans.

(3) Non-performing assets include non-performing and nonaccrual loans and real estate owned.

The following table allocates the allowance for loan losses by category. The allocation to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                      March 31,
                ----------------------------------------------------
                      1996              1995              1994
                   ---------          ---------        ---------
                Amount   Percent   Amount  Percent   Amount  Percent
                ------   -------   ------  -------   ------  -------
Mortgage         $ 396     63.8%    $ 211    87.2%     $194    90.2%
Consumer           130     20.9        16     6.6        21     9.8
Commercial          95     15.3        15     6.2        --     0.0
                 -----    -----     -----   -----      ----   -----
   Total         $ 621    100.0%    $ 242   100.0%     $215   100.0%
                 =====    =====     =====   =====      ====   =====

Classified Assets
- - -----------------

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and Federal Reserve, which can order the establishment of additional general or specific loss allowances. At March 31, 1996, the Banks had no assets classified as loss, $42,000 classified as doubtful, $1.4 million of assets classified as substandard, and no assets designated as special mention. The Banks' total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented .87% of the Banks' total assets at March 31, 1996. At that date, primarily all of the Banks' classified assets were one-to-four family residences in the Banks' market area.

MORTGAGE-BACKED SECURITIES AND OTHER INVESTMENT ACTIVITIES

The Banks have investments in mortgage-backed securities and have, at times, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of March 31, 1996, ranging from 4.93% to 9.50%. At March 31, 1996, net mortgage-backed securities totalled $4.8 million, or 2.87% of total assets.

At March 31, 1996, the Banks had 12.5% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Banks primarily invest in U. S. Government obligations and agency obligations. The Banks hold cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks and federal funds sold, the latter being generally sold for one day periods.

The Boards of Directors set the investment policy of each Bank. These policies dictate that investments will be made based on the following criteria in order of importance: regulatory liquidity requirements; return on investment; and acceptable levels of interest rate risk and credit risk. The Banks' policies authorize investment in various types of liquid assets permissible under applicable regulations, which include United States Government obligations, securities of various federal or federally-sponsored agency obligations, certain municipal obligations, certain certificates of deposits of Board-approved banks and savings institutions and federal funds sold. The Banks' policies are to account for the investments as held to maturity or available for sale. Subject to various regulatory restrictions, savings institutions also may invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a savings institution is otherwise authorized to make directly. The Banks historically have not made such additional investments and do not presently intend to make such investments.

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Banks' mortgage-backed and investment securities, both held to maturity and available for sale, at March 31, 1996. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.

                                          After One Through   After Five Through
                      One Year or Less       Five Years           Ten Years         After   Ten Years             Total
                      -----------------   -----------------   ------------------  ---------------------  ------------------------
                               Weighted            Weighted             Weighted               Weighted                  Weighted
                      Amortized Average   Amortized Average   Amortized  Average  Amortized     Average  Amortized  Fair  Average
                        Cost     Yield      Cost     Yield      Cost      Yield     Cost         Yield      Cost    Value  Yield
                       -------  -------    -------  -------   --------   -------   ------       -------   -------  ------- ------
                                                              (Dollars in thousands)

Interest bearing
  deposits             $ 5,018    5.32%   $    ---    ----%   $    ---     ----%  $    ---       ----%    $ 5,018   $ 5,018  5.32%

Federal funds            4,875    5.26         ---    ----         ---     ----        ---       ----       4,875     4,875  5.26

Mortgage-backed
   securities              ---     ---         374    7.00       1,382     8.59      3,010       7.44       4,766     4,778  7.74

U.S. Government and
   agency securities (2) 2,010    6.29       8,086    5.15       2,407     7.52        ---        ---      12,503    12,345  5.79

State, County and
   Municipal
   securities              ---     ---         150    6.98         689     5.24        175       5.43       1,014     1,039  5.53

FHLB-Atlanta stock(1)      305    7.25         ---     ---         ---      ---        958       7.25       1,263     1,263  7.25

Federal Reserve stock       19    6.00         ---     ---         ---      ---        ---        ---          19        19  6.00

(1) The$305 amount of FHLB-Atlanta stock, which represents the stock balance in excess of the amount required to be held, is shown as due in one year or less. The FHLB-Atlanta stock required to be owned by First Federal is shown as due after ten years.

(2) Includes securities held for maturity and available for sale. The securities are reflected in the above table based on their carrying value and contractual maturity. The weighted average yield does not include unrealized gains and losses on fair value of available for sale securities.

DEPOSITS, BORROWINGS AND OTHER SOURCES OF FUNDS

General
- - -------

The Banks' primary sources of funds are deposits and principal, interest and dividend payments on loans, mortgage-backed securities and investments.

Deposits
- - --------

The Banks offer a variety of deposit accounts having a range of interest rates and terms. The Banks' deposits consist of passbook savings, checking accounts, money market deposits, IRA and certificate accounts. The Banks do not maintain ATM facilities at its branches but First Federal began issuing ATM cards on checking accounts during fiscal 1996. Compound interest is paid on most of the Banks' deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. The Banks' deposits are obtained primarily from the areas in which the branches are located. The Banks also maintain collateralized deposits in excess of $100,000 held by the State of Alabama and certain other depositors. Generally, the Banks price the deposit rates relative to existing treasury market rates. The Banks rely primarily on customers as their source to attract and retain these deposits. The Banks do not seek and have no brokered deposits.

Average Balance and Average Rate of Deposits
- - --------------------------------------------

The average balance of deposits and average yields are summarized for the periods indicated in the following table.

                                             Year Ended March 31,
                        ----------------------------------------------------------
                              1996                1995                  1994
                        ----------------     ---------------      ----------------
                        Amount     Rate      Amount    Rate       Amount     Rate
                        -------    -----     -------   -----      -------    -----
                                              (In thousands)
Transaction accounts    $15,368    2.32%     $14,557   2.39%      $12,664    2.64%
Passbook accounts        27,293    3.19       24,121   3.12        25,147    2.90
Certificates             74,078    5.91       57,141   4.50        55,836    4.37

Large Certificates of Deposit
- - -----------------------------

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of March 31,1996.


 Maturity Period                   Amount
 ---------------                  --------
                               (In thousands)
 Three months or less             $  3,007
 Over three through six months       3,019
 Over six through 12 months          5,682
 Over 12 months                      6,259
                                  --------
  Total                           $ 17,967
                                  ========

Borrowings
- - ----------

Deposits are the Banks' primary source of funds. The Banks' policies have been to utilize borrowings only when necessary and when they are a less costly source of funds or can be invested at a positive rate of return. First Federal may obtain advances from the FHLB-Atlanta upon the security of its capital stock of the FHLB-Atlanta and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Atlanta advances to a member institution generally is reduced by borrowings from any other source.

At March 31, 1996, First Federal had $2.0 million outstanding in advances from the FHLB-Atlanta. First Federal also has available a fed fund line of credit and reverse repurchase line which was not used during the year. See Note 8 of the Notes to Consolidated Financial Statements for additional information on First Federal's borrowings. First Federal had borrowings of $177,000 at March 31, 1996, which is a loan associated with the Employee Stock Ownership Plan ("ESOP") established in connection with the conversion. The Company is the lender on the ESOP loan. The loan is eliminated in consolidation.

COMPETITION

The Banks face strong competition both in making loans and in attracting deposits. A large number of financial institutions, including commercial banks, savings associations, credit unions, and other nonbank financial companies, compete in the greater Birmingham metropolitan area, in which the primary service areas of Banks are located. Most of these companies are competitors of the Banks to varying degrees. The Banks also compete with many larger banks and other financial institutions that have offices over a wide geographic area. These larger institutions have certain inherent competitive advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. In addition, competition in the Banks' service areas may increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "Regulation and Supervision of the Banks."

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

General
- - -------

  As a savings and loan holding company, the Company is registered with the OTS and is subject to OTS regulation and supervision under the Home Owners' Loan Act, as amended (the HOLA). As a bank holding company, the Company is also subject to FRB regulation and supervision under the Bank Holding Company Act of
1956, as amended (the "BHC Act").   The Company also is required to file certain
reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

  First Federal, as a federal savings bank, is subject to regulation, supervision and regular examination by the OTS. As an Alabama commercial bank that is a member of the Federal Reserve System, First State is subject to regulation, supervision and regular examination both by the Banking Department and by the FRB. The deposits of both Banks are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Federal and Alabama banking laws and regulations control, among other things, the Banks' required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Banks' operations.

  Supervision, regulation and examination of First Federal and First State by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Banks.

Regulation and Supervision of the Banks
- - ---------------------------------------

  The following is a brief summary of certain statutes, rules and regulations
affecting First State and First Federal.   A number of other statutes and
regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

  Regulatory Capital Requirements. The OTS and the FRB have adopted guidelines regarding the capital adequacy of institutions under their respective jurisdictions, which require such institutions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

  Under OTS regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets, and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the federal bank regulators, including the OTS, have adopted regulations that impose certain restrictions on depository institutions that have a total risk-based capital ratio of less than 8% or a ratio of Tier 1 capital to risk-weighted assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system). See "Prompt Corrective Regulatory Action."

  Under the OTS capital regulations, "core capital" is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets, with limited exceptions for purchased mortgage servicing rights ("PMSRs"), purchased credit card relationships ("PCCRs") and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital has the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for PMSRs and PCCRs. Core and tangible capital are further reduced by the amount of a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At March 31, 1996, First Federal had no such investments.

  In determining compliance with the risk-based capital requirement, a savings institution is permitted to use both core and supplementary capital, provided that the amount of supplementary capital does not exceed the institution's core capital. Supplementary capital includes preferred stock that does not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the institution's loan and lease loss allowance.

  The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with original loan-to-value ratios under 80% and certain qualifying loans for the construction of one-to-four family residences that have been presold are assigned a risk weight of 50%. Consumer loans, home equity loans, commercial loans and all other residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

  OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

  The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. First Federal has determined that, on the basis of current financial data, it will not be deemed to have a greater than normal level of interest rate risk under the new rule and believes that it will not be required to increase its total capital as a result of the rule.

  The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3.00% for savings institutions rated composite 1 under the CAMEL examination rating system. For all other savings institutions, the minimum core capital ratio would be 3.00% plus at least an additional 100 to 200 basis points. In determining the amount of additional core capital, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual savings institution through the supervisory process on a case-by-case basis.

  As a state-chartered bank that is a member of the Federal Reserve System (a "state member bank"), First State is subject to the regulatory capital guidelines of the FRB. The FRB's capital guidelines establish two capital standards for state member banks: a leverage requirement and a risk-based capital requirement. In addition, the FRB may, on a case-by-case basis, establish individual minimum capital requirements for a state member bank that vary from the requirements which would otherwise apply under FRB regulations. A state member bank that fails to satisfy the capital requirements established under the regulations will be subject to such administrative action or sanctions as the FRB deems appropriate.

  The leverage ratio adopted by the FRB requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for state member banks rated composite 1 under the CAMEL examination rating system. State member banks not rated composite 1 under the CAMEL rating system are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the FRB's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibles other than certain PMSRs and PCCRs may be included in capital.

  The FRB's risk-based capital requirements require state member banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the FRB's guidelines generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the FRB's rules in the same manner as under the OTS's regulations.

  The FRB has adopted a policy statement on sound risk management practices that, among other things, describes prudent methods for monitoring interest rate risk and stresses the importance of senior management oversight of an institution's risk management activities. The FRB's policy statement does not provide for a standardized model for measuring and monitoring interest rate risk at individual banks. The policy statement indicates, however, that the FRB will, in evaluating a bank's capital adequacy for interest rate risk, monitor both the level of interest rate risk exposure and the quality of risk management.

  The table below sets forth First Federal's and First State's compliance with their regulatory capital requirements at March 31, 1996.

                           REGULATORY CAPITAL RATIOS
                               At March 31, 1996
                             (Dollars in Thousands)

                                                       First Federal                 First State
                                                      ---------------              ---------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill                    $10,035   7.66%              $ 2,674   8.38%
Minimum Required                                        5,237   4.00%                1,276   4.00%
                                                      -------  -----               -------  -----
Excess                                                $ 4,798   3.66%              $ 1,398   4.38%
                                                      =======  =====               =======  =====
Total Capital
Tier 1 Capital plus allowances for loan losses        $10,331  13.69%              $ 2,907  17.18%
Minimum Required                                        6,035   8.00%              $ 1,353   8.00%
                                                      -------  -----               -------  -----
Excess                                                $ 4,296   5.69%              $ 1,554   9.18%
                                                      =======  =====               =======  =====
Total Risk-weighted assets                            $75,447                      $16,916
                                                      =======                      =======

                                                       First Federal                 First State
                                                      ---------------              ---------------
LEVERAGE RATIOS
Tier 1 Capital                                        $10,035   7.66%              $ 2,674   8.38%
Minimum Leverage Requirement                            3,943   3.00%                  957   3.00%
                                                      -------  -----               -------  -----
Excess                                                $ 6,092   4.66%              $ 1,717   5.38%
                                                      =======  =====               =======  =====

                                                       First Federal
                                                      ----------------
TANGIBLE CAPITAL RATIO
Tangible Capital                                      $10,035   7.64%
Tangible Capital Requirement                            1,972   1.50%
                                                      -------  -----
Excess                                                $ 8,063   6.14%
                                                      =======  =====

Federal Deposit Insurance. First Federal and First State are required to pay assessments based on a percentage of their insured deposits to the FDIC for insurance of their deposits by the SAIF and the BIF, respectively.

The FDIC has established a risk-based deposit insurance premium assessment system, under which the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either well-capitalized or adequately capitalized institutions. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

  The insurance assessment rate for the SAIF, which insures First Federal's deposit accounts, currently ranges from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C. First Federal is a well-capitalized institution. The assessment rate for the BIF, by which First State Bank's deposit accounts are insured, ranges from a statutory minimum of $2,000 annually for well-capitalized banks, which constitute over 90% of BIF-insured institutions, to 0.27% of insured deposits for undercapitalized banks. First State is a well-capitalized institution.

The current substantial disparity in the deposit insurance premiums paid by SAIF and BIF members places SAIF-insured institutions at a significant competitive disadvantage to BIF-insured institutions. Legislation currently pending before the United States Congress provides for a one-time special assessment on SAIF-member institutions, estimated at 0.80% of insured deposits, that would fully recapitalize the SAIF. See "Legislative Developments."

SAIF-member institutions are generally prohibited from converting to the status of BIF members until such time as the SAIF's ratio of reserves to insured deposits (the "reserve ratio") equals 1.25%. Unless SAIF-recapitalization legislation is enacted by Congress, the SAIF reserve ratio is not expected to increase to 1.25% for a number of years. However, during the moratorium on insurance fund conversions, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the FDIC at the SAIF assessment rate for deposits attributable to the SAIF member plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. In addition, a savings institution is not prohibited from converting to a commercial bank charter during the moratorium if the resulting bank remains a SAIF member.

Standards for Safety and Soundness. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), the federal bank regulatory agencies were required to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The federal bank regulators, including the FRB and the OTS, adopted, effective August 9, 1995, Interagency Guidelines Establishing Standards for Safety and Soundness and a rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature, and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Banks already meet substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the operations of the Banks.

Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS and the FRB, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC-insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Banks.

     Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. As required by FDICIA, the banking regulators, including the OTS and the FRB, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

     Under the joint prompt corrective action regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of March 31, 1996, both First Federal and First State were "well-capitalized" as defined by the regulations.

     Uniform Lending Standards. Under joint regulations of the federal banking agencies, including the OTS and the FDIC, federal savings banks and state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. Management believes that the current lending policies of the Banks conform to the Interagency Guidelines.

     Transactions with Affiliates. Each of the Banks is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Banks unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by each of the Banks are generally limited in amount as to the Company and as to any other affiliate to 10% of each

Bank's capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of each Bank's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. In general, these regulations do not apply to restrict transactions between the Banks.

     Dividend Limitations. The Banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under the prompt corrective action regulations.

     Under OTS regulations, First Federal may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of First Federal at the time of its conversion to stock form. In addition, First Federal must give the OTS 30 days prior notice of any proposed declaration of dividends to the Company.

      OTS regulations impose additional limitations on the payment of dividends and other capital distributions by First Federal. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully-phased in capital requirements (a "Tier 1 Institution") is generally permitted without OTS approval to make capital distributions during a calendar year in an amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Institution") is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the institution's level of risk-based capital. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Institution") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Institutions that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or a Tier 3 Institution. At March 31, 1996, First Federal was a Tier 1 Institution.

     In addition to the foregoing, earnings of First Federal appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by First Federal on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     The approval of the FRB and the Alabama Superintendent of Banks is required if the total of all the dividends declared by First State in any calendar year exceeds First State's net income as defined for that year combined with its retained net income for the preceding two calendar years.

     Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, and reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of March 31, 1996, the Banks met their reserve requirements.

     Liquidity Requirements.   First Federal is required by OTS regulation to
maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United Sates government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The average daily liquidity ratio of First Federal for the month ended March 31, 1996 was 9.74%. First Federal is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. First Federal was in compliance with the 1% requirement at March 31, 1996. Monetary penalties may be imposed for failure to meet liquidity requirements. First State is not subject to these or any similar liquidity requirements.

     Federal Home Loan Bank System. The FHLB System consists of 12 district Federal Home Loan Banks (" FHLBs") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, First Federal is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. First Federal was in compliance with this requirement, with an investment in FHLB of Atlanta stock at March 31, 1996 of $1,263,000. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At March 31, 1996, First Federal had $2.0 million in advances outstanding from the FHLB of Atlanta.

      Qualified Thrift Lender Test.   First Federal, as a savings institution,
is subject to Qualified Thrift Lender ("QTL") requirements imposed by the HOLA and OTS regulation.

     In order to satisfy the statutory QTL test, a savings institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS implementing regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas.

     In addition, a savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings institution must convert to a commercial bank. At March 31, 1996, First Federal qualified as a QTL. The QTL test, and the penalties for failing to maintain QTL status, are not applicable to First State.

Regulation and Supervision of the Company
- - -----------------------------------------

      The Company is registered as a savings and loan holding company under the HOLA and, as such, is subject to OTS regulation, supervision and examination.
In addition, as a bank holding company under the BHC Act, the Company is subject to regulation, supervision and examination by the FRB. The Company is required to furnish annual and quarterly reports to the OTS and the FRB and to furnish such additional information as the OTS or the FRB may require pursuant to the BHC Act.

     Regulatory Capital Requirements. The FRB has adopted capital requirements for bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements generally parallel the capital requirements for state member banks, described above. In addition, under the FRB capital rules, any bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The table below provides information with respect to the Company's compliance with its capital requirements at March 31, 1996.

                           REGULATORY CAPITAL RATIOS
                               At March 31, 1996
                             (Dollars in Thousands)

                                                       The Company
                                                  ---------------------
RISK-BASED CAPITAL RATIOS

Tier 1 Capital
Stockholders' Equity less goodwill                 $15,633        9.40%
Minimum Required                                     6,647        4.00%
                                                   -------       -----
Excess                                             $ 8,986        5.40%
                                                   =======       =====

Total Capital
Tier 1 Capital plus allowances for loan losses     $16,254       17.60%
Minimum Required                                     7,389        8.00%
                                                   -------       -----
Excess                                             $ 8,865        9.60%
                                                   =======       =====

Total Risk-weighted assets                         $92,363
                                                   =======

LEVERAGE RATIOS

Tier 1 Capital                                     $15,633        9.40%
Minimum Leverage Requirement                         4,986        3.00%
                                                   -------       -----
Excess                                             $10,647        6.40%
                                                   =======       =====

     Activities Restrictions. As a bank holding company, the Company is prohibited under the BHC Act, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified by statute or by FRB regulation or order as activities closely related to the business of banking or managing or controlling banks. The activities of the Company and of its non-bank subsidiaries are subject to these legal and regulatory limitations under the BHC Act and the FRB's regulations thereunder.

     With certain limited exceptions, the Company must obtain the prior approval of the FRB to engage in any such permissible activity or to acquire more than 5% of the voting shares of any nonbank company. Notwithstanding the FRB's prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     Since the Company currently owns only one savings institution and is thus a unitary savings and loan holding company, the HOLA and OTS regulation do not impose restrictions on its business activities or its non-savings institution investments. If the Company were to acquire control of another savings institution or if First Federal were to fail the QTL test, the Company would cease to qualify as a unitary savings and loan holding company and would as a result be required to obtain the prior approval of the OTS before engaging directly or indirectly in any new business activity other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iii) holding or managing properties used or occupied by a subsidiary savings institution; or (iv) acting as trustee under deeds of trust.

     Restrictions on Acquisitions. Under the HOLA, a savings and loan holding company must obtain OTS approval before acquiring (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or savings and loan holding company that is not a subsidiary. Except with OTS prior approval, no director of officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     In addition, under the BHC Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

     Any company must obtain approval of both the OTS, under the HOLA, and the FRB, under the BHC Act, prior to acquiring control of the Company. For purposes of the HOLA and the BHC Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company.

     Interstate Acquisitions. The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit savings institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The State of Alabama has enacted reciprocal interstate banking legislation that permits savings institutions, and their holding companies in Alabama to be acquired by regional thrift institutions, or their holding companies, and permits Alabama thrift institutions, and their holding companies, to acquire thrift institutions in 15 designated jurisdictions in the Southeast, if such jurisdictions have enacted reciprocal statutes. Most of such jurisdictions have enacted legislation authorizing interstate transactions in one form or another.

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may establish an out-of-state branch only if (i) the institution qualifies as a "domestic building and loan association" under Section 7701 (a) (19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multistate multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies.

     The BHC Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. As a result, Alabama banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Alabama banks, and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. Under the Riegle-Neal Act and Alabama law, the FRB may not approve the acquisition of a bank in Alabama if such bank has not been in existence for at least five years or, if following the acquisition, the acquiring bank holding company and its depository institution affiliates would control 30% or more of the deposits in depository institutions in Alabama. In addition, the Riegle-Neal Act authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Alabama has enacted legislation that, effective May 31, 1997, expressly authorizes Alabama banks to participate in interstate mergers in accordance with the Riegle-Neal Act.

      The effect of the Riegle-Neal Act and of the OTS regulation permitting interstate branching by federal savings institutions may be to increase competition among depository institutions in the State of Alabama.

     Dividends. The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the FRB's prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

     Stock Repurchases. Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated retained earnings. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.

Effects of Governmental Policy.
- - ------------------------------

     The earnings and business of the Company and the Banks have been and will be affected by the policies of various regulatory authorities of the United States, particularly the FRB. Important functions of the FRB, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets.

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by the Banks on their deposits and their other borrowings and the interest received by the Banks on loans extended to customers and securities held in their investment portfolios comprises the major portion of the Banks' earnings. The earnings and gross income of the Banks thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any future changes in such policies and their impact on the Banks are not predictable.

Legislative Developments
- - ------------------------

     Legislation currently under consideration by the United States Congress would fully capitalize the SAIF by requiring a one-time special assessment on all SAIF-member institutions to increase the reserve ratio of the SAIF to 1.25%. The amount of such special assessment is currently estimated at 0.80% of such institutions' insured deposits as of March 31, 1995. If this assessment were to be enacted as described above, it would result in a one-time charge to First Federal estimated by management to be $600,000 after income tax. If such a special assessment were required and the SAIF as a result were fully recapitalized, it could have the effect of reducing First Federal's future deposit insurance premiums to the SAIF. However, such SAIF-recapitalization legislation would also, if enacted, require banks that are members of the BIF to pay 75% of the annual interest on the bonds issued by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As a result, such legislation, if enacted, could have the result of increasing First State's future deposit insurance premiums to the BIF. Management cannot predict whether SAIF-recapitalization legislation will be enacted.

TAXATION

Federal Taxation
- - ----------------

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal or First State. For federal income tax purposes, the Company reported its income and expenses on the accrual method of accounting under SFAS No. 109 "Accounting for Income Taxes" and files its federal income tax returns on a consolidated basis. For its taxable year ended March 31, 1996, the Company was subject to a maximum federal income tax rate of 34%. The Banks have not been audited by the Internal Revenue Service for any recent year subject to audit.

Bad Debt Reserves
- - -----------------

Savings institutions such as First Federal which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by First Federal to pay cash dividends to the Company without the payment of income taxes by First Federal at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Generally, earnings would be paid first out of earnings and profits of the Bank before being paid out of the bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to First Federal's bad debt reserves and deducted for federal income tax purposes could create a tax liability for First Federal. First Federal does not intend to pay dividends that would result in a recapture of its bad debt reserves. Commercial banks such as First State may use the reserve for bad debt methods if their assets are $500 million or less. However, unlike savings institutions, which may make deductible additions to ther reserve using either the percentage of taxable income method or the experience method, a commercial bank may only use the experience method in computing its addition. Further, a commercial bank is not subject to the recapture provisions applicable to savings institutions.

Corporate Alternative Minimum Tax
- - ---------------------------------

The Banks are subject to taxes based on alternative minimum taxable income ("AMTI") at a 20% tax rate. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under an experience method is treated as a preference item for purposes of computing the corporate minimum tax. The Code provisions relating to the alternative minimum tax ("AMT") treat as a preference item interest on certain tax-exempt private activity bonds issued on or after August 8, 1986.

Additionally, AMIT is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an AMT is paid.

State and Local Taxation
- - ------------------------

The State of Alabama imposes a 6% excise tax on the earnings of financial institutions such as First Federal. The 6% excise tax also applies to the Company. In addition to the excise taxes, the State of Alabama imposes an annual state franchise tax for domestic and foreign corporations. A domestic corporation, including a federally chartered stock savings bank domiciled in Alabama, is assessed a domestic franchise tax of approximately 1% based solely on the par value of its common stock. Foreign corporations, such as the Company which is incorporated in Delaware, are assessed a foreign franchise tax of 0.3% based on a total of capital and long-term debt deemed to be employed in the State of Alabama. The foreign corporation's investment in the capital of an Alabama corporation is excluded from the taxable base. The Company is subject to the Delaware franchise tax.

PERSONNEL
- - ---------

As of March 31, 1996, First Federal had 40 full-time employees and 1 part-time employee. At March 31, 1996, First State had 22 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT:
                  -------------------------------------

The following table sets forth certain information with respect to the persons who are executive officers of the Company:

Executive Officers         Age   Positions Held
- - ------------------         ---   --------------
B. K. Goodwin, III          44   Chairman of the Board, Chief Executive Officer
                                   and President

C. Larry Seale              59   Executive Vice President

Lynn J. Joyce               32   Vice President, Secretary, Treasurer
                                   and Financial Officer

James E. Smith, Jr.         46   Vice President

ITEM 2.  PROPERTIES:
         -----------

First Federal conducts its business through its main office located in Bessemer, Alabama, and three branch offices located in Pelham, Hueytown and Hoover, Alabama. First State conducts its business throught its main office located in West Blocton, Alabama, and two branch offices located in Woodstock and Centreville. The Holding Company believes that the Banks' current facilities are adequate to meet the present and immediately foreseeable needs of the Banks and the Holding Company. The following table sets forth information relating to each of the Banks' offices as of March 31, 1996, which totalled a net book value of $2,606,000. See also Notes 1 and 13 of the "Notes to Consolidated Financial Statements."

                                                                      Net
        First Federal              Leased or         Date       Book Value at
          Locations                  Owned          Opened      March 31, 1996
        -------------            --------------     ------      --------------
                                                                (In thousands)
Main Office -
   1630 Fourth Avenue, No.          Owned             1961      $  987 (3)
   Bessemer, Alabama 35020

Branches -
   1351 Hueytown Road
   Hueytown, Alabama 35023          Owned             1966          33 (3)

   Food World Plaza
   Pelham, Alabama 35124            Leased (1)        1973         N/A (2)

   1604 Montgomery Hwy.
   Hoover, Alabama 35216            Owned             1992         521 (3)

Other fixed assets, net                                            320


        First State
         Locations
        -----------

Main Office -
   Main Street                      Owned             1965         195 (3)
   West Blocton

Branches -
   125 Birmingham Rd                Owned             1979         165 (3)
   Centreville, Alabama  35042

   Highway 5                        Owned             1985         218 (3)
   Woodstock, Alabama  35188

Other fixed assets, net                                            167
                                                                ------
   Total                                                        $2,606
                                                                ======

_____________________________
(1)  The lease expires May 31, 1999.
(2)  The Bank's lease is classified as an operating lease.
(3)  Includes land, building and improvements.

ITEM 3.  LEGAL PROCEEDINGS:
         ------------------

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 1996, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by managment to result in a material loss. For a further discussion of legal matters, see Note 9 to the "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Stockholders (the "Annual Report").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended March 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS:
         --------

The information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA:
         ------------------------

The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS:
         -------------------------------------

The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
         --------------------------------------------

The report of independent public accountants and consolidated financial statements contained in the Annual Report which are listed under Item 14 herein and contained in the Annual Report, and the information contained in the section captioned "Quarterly Financial Data" in the Annual Report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE:
         ---------------------

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
          ---------------------------------------------------

The information contained under the section captioned "Proposal I--Election of Directors" in the Company's definitive proxy statement for the Company's 1996 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I hereof and is incorporated herein by reference. Information regarding delinquent Form 3, 4 or 5 filers in incorporated by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION:
          -----------------------

The information contained in the sections captioned "Proposal I--Election of Directors --Executive Compensation" and "--Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANANGEMENT:
          ----------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners -

       Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

(b)  Security Ownership of Management -

       Information required by this item is incorporated herein by reference to the sections captioned "Proposal I--Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

(c)  Changes in Control -

       Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
          -----------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I--Election of Directors" and "Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:
          ------------------------------------------------------------------

(a)   List of documents filed as part of this report.
      -----------------------------------------------

   (1)Financial Statements.  The following statements are incorporated by
      ---------------------
      reference from Item 8 hereof (See Exhibit 13).

      Consolidated Statements of Financial Condition as of March 31, 1996 and
      1995

      Consolidated Statements of Income for the years ended March 31, 1996, 1995 and 1994

      Consolidated Statements of Stockholders' Equity for the years ended March 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

   (2)Financial Statement Schedules.
      ------------------------------
      All schedules have been omitted as the required information is either inapplicable or is included in the consolidated financial statements or notes thereto.

   (3)Exhibits.
      ---------
      A list of exhibits included in this Form 10-K or incorporated by reference is set forth in (c) below.

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996, except for an 8-K dated January 1, 1996, to report the acquisition of First State Corporation, the 8-K dated January 24, 1996, to report the commencement of a stock repurchase program and the 8-K/A dated March 11, 1996, which includes pro forma financial information of the Company and First State Corporation as of December 31, 1995 and for the year ended March 31, 1995 for FirstFed and December 31, 1994, for First State Corporation and the nine months ended December 31, 1995, for FirstFed and September 30, 1995, for First State Corporation.

(c) Exhibits-The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exibit Index
      3.1 Certificate of Incorporation of FirstFed Bancorp, Inc.*
      3.2 Bylaws of FirstFed Bancorp.Inc. *
      4.0 Stock Certificate of FirstFed Bancorp, Inc. *
     10.01 First Federal Savings Bank Employees' Pension Plan and
           Trust *

     10.02 Employment Agreement dated May 12, 1993 and amendment one between the First Federal Savings Bank, FirstFed Bancorp, Inc. and Fred T. Blair
            (xx)
     10.03 First Federal Savings Bank Employee Stock Ownership Plan as amended and restated effective January 1, 1991 ***
     10.04 Employment Agreement dated February 8, 1994 and amendment one between the First Federal Savings Bank, FirstFed Bancorp, Inc. and C. Larry Seale (xx)
     10.05 First Federal Savings Bank Outside Directors' Recognition and Retention Plan and Trust Agreement ***
     10.06 First Federal Savings Bank Recognition and Retention Plan and Trust Agreement "B" ***
     10.07 FirstFed Bancorp, Inc. 1991 Incentive Stock Option Plan ***
     10.08 FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors as amended ***
     10.09 First Federal Savings Bank Directors' Retirement Plan as amended ***
     10.10 Form of Indemnification Agreement **
     10.11 Severance Agreements dated December 14, 1993 between First Federal Savings, FirstFed Bancorp and James E. Smith, Lynn J. Joyce and Brenda M. Baswell ***
     10.12 FirstFed Bancorp, Inc. Deferred Compensation Plan and First Federal Savings Bank Deferred Compensation Plan ***
     10.13 Employment Agreement by and between the Company, the Bank and B. K. Goodwin, III ****
     10.14 FirstFed Bancorp, Inc. Incentive Compensation Plan (xx)
     10.15 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc. and B. K. Goodwin, III
     10.16 Employment Agreement dated January 1, 1996 by and between First Federal Savings Bank and B. K. Goodwin, III
     10.17 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and C. Larry Seale
     10.18 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and Lynn J. Joyce
     10.19 Severance Agreement by and between FirstFed Bancorp, Inc.
            and James E. Smith
     10.20 Severance Agreement by and between First Federal Savings Bank and James E. Smith
     10.21 Severance Agreement by and between FirstFed Bancorp, Inc.
            and Brenda M. Baswell
     10.22 Severance Agreement by and between First Federal Savings Bank and Brenda M. Baswell
     13    1996 Annual Report (Filed herewith only to the extent of those portions of the Annual Report to Stockholders for the year ended March 31, 1996 which are expressly incorporated herein by reference.)
     21    Subsidiaries of the Registrant
     23    Consent of Independent Public Accountants
     27    Financial Data Schedule

       * Incorporated herein by reference into this document from the Exhibits of the Form S-1, Registration Statement, filed on July 3, 1991, Registration No. 33-41540.

       ** Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1993.

       *** Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1994.

       **** Incorporated herein by reference into this document from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

       xx Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1995.

(d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b) which are required to be included herein.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRSTFED BANCORP, INC.

Date:   June 26, l996                   By:  /s/ B. K. Goodwin, III
- - ------------------------                ---------------------------
                                             B. K. Goodwin, III,
                                             Chairman of the Board,
                                             Chief Executive Officer
                                             and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ B. K. Goodwin, III Chairman of the Board,  Date:June 26, 1996
    -----------------------                              -------------
     B. K. Goodwin, III     Chief Executive Officer
                             and President
                            (Principal Executive Officer)


By:  /s/ Lynn J. Joyce      Vice President,         Date:June 26, 1996
    -----------------------                              -------------
     Lynn J. Joyce          Secretary, Treasurer
                             and Financial Officer
                            (Principal Financial and Accounting Officer)

By:  /s/ Fred T. Blair      Director                Date:June 26, 1996
    -----------------------                              -------------
     Fred T. Blair


By:  /s/ A. W. Kuhn         Director                Date:June 26, 1996
    ----------------------                               -------------
     A. W. Kuhn


By:  /s/ James B. Koikos    Director                Date:June 26, 1996
    ----------------------                               -------------
     James B. Koikos


By:  /s/ Malcolm E. Lewis   Director                Date:June 26, 1996
    ----------------------                               -------------
     Malcolm E. Lewis


By:  /s/ E. H. Moore, Jr.   Director                Date:June 26, 1996
    ----------------------                               -------------
     E. H. Moore, Jr.


By:  /s/ James E. Mulkin    Director                Date:June 26, 1996
    ----------------------                               -------------
     James E. Mulkin


By:  /s/ Robert E. Paden    Director                Date:June 26, 1996
    ----------------------                               -------------
     Robert E. Paden


By:  /s/ G. Larry Russell   Director               Date:June 26, 1996
    ----------------------                              -------------
     G. Larry Russell