Form 10-Q
period 1996-06-30
FIRSTFED BANCORP INC
filed 1996-08-13
CIK 876947

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996

                       Commission File Number:   0-19609
                                               -----------

                            FirstFed Bancorp, Inc.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     63-1048648
- --------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                        35020
- --------------------------------                  -------------------

(Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code: (205) 428-8472
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X       NO
         -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at August 10, 1996
- ----------------------------                 ------------------------------
Common Stock, $.01 par value                          610,140 shares

                            FIRSTFED BANCORP, INC.
                            ----------------------

                             FINANCIAL INFORMATION
                             ---------------------



                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 1996 AND MARCH 31, 1996  . . . . . . . . . . . . . . . . . .  2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED JUNE 30, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . .  3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED JUNE 30, 1996 AND 1995 . . . . . . . . . . . . . . . . .  4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . .  5

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . .   6

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED
     BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.



                                       i.

                            FIRSTFED BANCORP, INC.
                            ----------------------

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           --------------------------------------------------------

                         (Dollar amounts in thousands)

ASSETS                                              June 30,  March 31,
                                                      1996      1996
                                                    --------  ---------
Cash and Cash Equivalents:
   Cash on hand and in banks                        $  3,500   $  2,221
   Interest-bearing deposits in other banks            7,290      5,018
   Federal funds sold                                  6,575      4,875
                                                    --------   --------
                                                      17,365     12,114
                                                    --------   --------
Securities available for sale, at fair value          11,420     10,845
Assets held for sale, at lower of cost or market       2,421      1,582
Securities, at amortized cost, fair value of
     $4,857 and $3,821, respectively                   4,733      3,808
Mortgage-backed securities, at amortized cost,
   fair value of $7,181 and $4,778, respectively       7,386      4,766
Loans receivable, net                                126,149    126,199
Land, buildings and equipment, net                     2,572      2,606
Goodwill                                               1,570      1,598
Real estate owned                                         34         12
Real estate held for investment                          997        997
Accrued interest receivable                            1,376      1,326
Other assets                                             287        331
                                                    --------   --------
                                                    $176,310   $166,184
                                                    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                         $155,963   $145,858
   Borrowed funds                                      1,826      2,002
   Accrued interest payable                              144        172
   Income taxes payable                                  284        232
   Dividends payable                                     122         97
   Other liabilities                                     561        592
                                                    --------   --------
                                                     158,900    148,953
                                                    --------   --------

Stockholders' Equity:
   Common stock, $.01 par value 3,000,000 shares
     authorized, 732,814 shares issued and 610,140
     shares outstanding                                    7          7
       Paid-in capital                                 6,492      6,457
                                                    --------   --------
   Retained earnings                                  13,972     13,831
   Treasury stock                                     (2,774)    (2,774)
   Unearned compensation                                (146)      (204)
   Unrealized loss on securities available
     for sale, net                                      (141)       (86)
                                                    --------   --------
                                                      17,410     17,231
                                                    --------   --------
                                                    $176,310   $166,184
                                                    ========   ========

See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

            (Dollar amounts in thousands, except per share amounts)

                                              Three Months
                                                  Ended
                                                 June 30
                                          ----------------------
                                            1996          1995
                                          --------      --------

INTEREST INCOME:
   Interest and fees on loans             $  2,774      $  2,136
   Interest on mortgage-backed
     securities                                 84            89
   Interest and dividends on
     securities                                220           116
   Other interest income                       105            46
                                          --------      --------
     Total interest income                   3,183         2,387
                                          --------      --------

INTEREST EXPENSE:
   Interest on deposits                      1,693         1,266
   Interest on other borrowings                 31            53
                                          --------      --------
     Total interest expense                  1,724         1,319
                                          --------      --------
     Net interest income                     1,459         1,068
                                          --------      --------
   Provision for loan losses                    30            15
     Net interest income after
     provision for loan losses               1,429         1,053
                                          --------      --------

NONINTEREST INCOME:
   Fees for customer service                   142            51
   Miscellaneous operating and
     non-operating income, net                  52             8
                                          --------      --------
     Total noninterest income                  194            59
                                          --------      --------

NONINTEREST EXPENSES:
   Salaries and employee benefits              533           427
   Office building and equipment
     expenses                                  130            88
   Deposit insurance expense                    80            65
     Amortization of goodwill                   28             -
   Other operating expenses                    297           223
                                          --------      --------
     Total noninterest expenses              1,068           803
                                          --------      --------
     Income before income taxes                555           309

PROVISION FOR INCOME TAXES                     195           127
                                          --------      --------
     Net Income                           $    360      $    182
                                          ========      ========

EARNINGS PER SHARE (Note 2)                   $.58          $.27
                                          ========      ========

AVERAGE NUMBER OF SHARES
   OUTSTANDING                             621,286       683,574
                                          ========      ========

DIVIDENDS DECLARED PER SHARE                  $.36          $.80
                                          ========      ========
   (Note 2)


See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                         (Dollar amounts in thousands)

                                                           Three Months Ended
                                                                 June 30
                                                           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      1996          1995
                                                           ----          ----
  Net income                                             $   360      $   182
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                            67           42
    Amortization of unearned compensation                     58           21
    Amortization of premiums, net                             20           16
    Accretion of deferred income                             (29)         (38)
    Loan fees deferred, net                                  121           10
      Provision for loan losses                               30           15
    Net loans originated for sale                           (839)        (392)
    Amortization of goodwill                                  28            -
    Change in assets and liabilities:
      (Increase) decrease in accrued interest                (50)          20
      (Increase) decrease in other assets                     44          (32)
        Decrease in accrued interest payable                 (28)          (6)
      Increase in income taxes payable                        95           50
        Increase (decrease) in other liabilities             (31)          11
                                                         -------      -------
         Net cash used in operating
          activities                                        (154)        (101)
                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities
   available for sale                                        400           -
  Purchase of securities available for sale               (1,080)          -
  Proceeds from maturities of securities                   1,060        1,995
  Purchase of securities                                  (1,995)           -
  Principal payments received on mortgage-backed
   securities                                                172          184
  Purchase of mortgage-backed securities                  (2,796)           -
  Proceeds from sale of repossessed assets                     5            -
  Net loan originations                                      (97)      (2,744)
  Capital expenditures                                       (33)         (30)
                                                         -------      -------
       Net cash used in investing activities              (4,364)        (595)
                                                         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                    10,105        2,855
  Payment of FHLB Advances                                  (176)        (118)
  Proceeds from exercise of stock options                     35           23
  Repurchase of stock for stock plans                          -          (12)
  Dividends paid                                            (195)        (538)
  Purchase of treasury stock                                   -         (937)
                                                         -------      -------
       Net cash provided by financing
         activities                                        9,769        1,273
                                                         -------      -------
NET INCREASE IN CASH & CASH EQUIVALENTS                    5,251          577
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          12,114        5,656
                                                         -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $17,365      $ 6,233
                                                         =======      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
    Income taxes                                         $   152      $    84
                                                         =======      =======
    Interest                                             $ 1,752      $ 1,313
                                                         =======      =======
  Noncash transactions-
    Transfer of loans receivable to real estate
    owned                                                     27            -
    Declaration of cash dividends                        $   122      $   101
    Increase in unrealized loss on securities available
    for sale, net of deferred tax                        $   (55)     $   (28)
                                                         =======      =======

See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.      BASIS OF PRESENTATION:
        ----------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and First State Corporation ("FSC"). FSC was acquired by the Company on January 2, 1996, and is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks".

The accompanying condensed consolidated financial statements as of June 30, 1996 (unaudited) and March 31, 1996, and for the three months ended June 30, 1996 and 1995 (unaudited), include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended June 30, 1996, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's March 31, 1996 consolidated financial statements.

2.      EARNINGS AND DIVIDENDS PER SHARE:
        ---------------------------------

Earnings per share of $.58 for the three months ended June 30, 1996 considers the incremental dilutive effect of shares represented by stock options outstanding. Dividends declared for the quarter ended June 30, 1996 consisted of a $.20 per share quarterly dividend and $.16 per share special dividend.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Comparison of Financial Condition as of June 30, 1996, and March 31, 1996
- -------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Primarily due to an increase in mortgage-backed securities and overnight investments, the Company's total assets at June 30, 1996, increased to $176,310; an increase of $10,126 or 6.1%, from total assets of $166,184 at March 31, 1996.

Securities available for sale and held to maturity increased in the aggregate $1,500, or 10.2%, to $16,153 at June 30, 1996, primarily due to government agency notes totalling $1,460 maturing or being called prior to maturity and the purchase of $3,076 of government agency notes.

Loans receivable, net, at June 30, 1996, were $126,149, a decrease of $50, or
 .04%, from $126,199 at March 31, 1996. The decrease in loans receivable, net, was primarily due to repayments and the origination of loans to be sold in the secondary market rather than to be held in the Banks' portfolio.

The Banks' total allowance for loan losses were $637 at June 30, 1996, an increase of $16 from March 31, 1996. There was a $30 provision offset by the net of charge-offs over recoveries of $14.

Nonperforming loans at June 30, 1996, were $1,107, or .88%, of loans receivable which is comparable to nonperforming loans at March 31, 1996, of $599, or .47%, of loans receivable. At June 30, 1996, there were no loans not included in nonperforming loans which represent material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Real estate owned was $34 at June 30, 1996, an increase of $22 from March 31, 1996, as a result of one foreclosure of $27, net of a disposition of $5.

Deposits increased $10,105, or 6.9% to $155,963 at June 30, 1996, from $145,858 at March 31, 1996. The increase was primarily related to a 60th Anniversary certificate of deposit program implemented during the first quarter of fiscal 1997.

The Company had stockholders' equity of $17,462 as of June 30, 1996, an increase of $231, or 1.3%, from $17,231 as of March 31, 1996. The net increase was primarily attributable to net income for the three months ended June 30, 1996, of $360, or $.58 per share, net of dividends of $.36 per share that included a special dividend of $.16 per share, declared during the first quarter, totalling $220.

Liquidity and Capital Resources
- -------------------------------

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At June 30, 1996, the Banks had commitments to originate and fund loans of $5.0 million.

The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity of First Federal at June 30, 1996, was 11.9%, which exceeded the applicable 5.0% liquidity requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 1996.


                              First Federal      First State      The Company
                             ----------------  ---------------  ---------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less
 goodwill                     $10,395   7.34%  $ 2,746   8.02%  $15,892   9.01%
Minimum Required                5,668   4.00%    1,369   4.00%    7,052   4.00%
                              -------  -----   -------  -----   -------  -----
Excess                        $ 4,727   3.34%  $ 1,377   4.02%  $ 8,840   5.01%
                              =======  =====   =======  =====   =======  =====
Total Capital
Tier 1 Capital plus
 allowances
  for loan losses             $10,713  13.52%  $ 3,065  18.30%  $16,529  17.22%
Minimum Required                6,337   8.00%    1,340   8.00%    7,679   8.00%
                              -------  -----   -------  -----   -------  -----
Excess                        $ 4,376   5.52%  $ 1,725  10.30%  $ 8,850   9.22%
                              =======  =====   =======  =====   =======  =====
Total Risk-weighted assets    $79,215          $16,746          $95,961
                              =======          =======          =======

LEVERAGE RATIOS
Tier 1 Capital                $10,395   7.34%  $ 2,746   8.02%  $15,892   9.01%
Minimum Leverage
 Requirement                    4,251   3.00%    1,027   3.00%    5,289   3.00%
                              -------  -----   -------  -----   -------  -----
Excess                        $ 6,144   4.34%  $ 1,719   5.02%  $10,603   6.01%
                              =======  =====   =======  =====   =======  =====

TANGIBLE CAPITAL RATIO
Tangible Capital              $10,395   7.34%
Tangible Capital
 Requirement                    2,125   1.50%
                              -------  -----
Excess                        $ 8,270   5.84%
                              =======  =====

Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended June 30, 1996 and
- ------------------------------------------------------------------------------
1995
- ----

Net income for the three months ended June 30, 1996, was $360, an increase of $178, or 97.8%, from net income of $182 for the three months ended June 30, 1995. The increase was primarily attributable to an increase in the interest rate spread and an increase in the average balance of interest-earning assets and interest-bearing liabilities during the period ended June 30, 1996, when compared to the same period a year ago. The increase in net interest-earning assets was primarily the result of the acquisition of First State on January 2, 1996, and the increase in cash received from the 60th Anniversary certificate of deposit program.

Interest Income
- ---------------

Total interest income increased $796, or 33.3%, to $3,183 for the three months ended June 30, 1996. This increase was partially the result of an increase in the average balance of interest earning assets during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. This increase was also due to an increase in the average yield to 8.1% during the three months ended June 30, 1996, from 7.6% for the corresponding quarter of the previous year.

Interest income on loans increased $638, or 29.9% to $2,774 during the three months ended June 30, 1996, from $2,136 for the three months ended June 30, 1995. The increase in interest income on loans was attributable to the increase in the average yield on loans to 8.7% for the three months ended June 30, 1996 compared to 7.8% for the corresponding quarter of the previous year. The increase was also due to a 17.4% increase in the average balance of loans during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 as a result of the addition of First State.

Interest earned on mortgage-backed securities decreased $5, or 5.6%, to $84 for the three months ended June 30, 1996, from $89 for the corresponding three months ended June 30, 1995. The decrease was primarily attributable to a decrease in the average balance of mortgage-backed securities during the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995, a result of principal repayments and prepayments.

Interest and dividends on the securities portfolio increased $104, or 89.7%, during the first quarter of fiscal 1997 from the first quarter of fiscal 1996, reflecting a 107.7% increase in the average balance of securities. The increase in securities was the result of the acquisition of First State.

Interest Expense
- ----------------

Interest expense for the quarter ended June 30, 1996, increased $405, or 30.7%, to $1,724 during the quarter ended June 30, 1996. The increase was primarily attributable to an increase in the average balance during the quarter ended June 30, 1996, compared to the first quarter of fiscal 1996 as a result of the addition of First State and a 60th Anniversary certificate of deposit program.

Net Interest Income
- -------------------

Net interest income for the quarter ended June 30, 1996, increased $391, or 36.6%, to $1,459 from the first quarter of fiscal 1996 level of $1,068. This increase was due in part to an increase in the average net interest spread to 3.4% in the first quarter of fiscal 1997 from 2.8% in the first quarter of fiscal 1996. The increase was also due to an increase in the average balance of interest-earning assets and interest-bearing liabilities during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996,primarily as a result of the addition of First State. The net interest margin increased to 3.7% in the first quarter of fiscal 1997 from 3.4% for the first quarter of fiscal 1996.

Provision for Loan Losses
- -------------------------

Management increased the Banks' total allowance for loan losses by a provision of $30 during the quarter ended June 30, 1996.

The Banks' allowances for loan losses were based on management's evaluation of possible losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Expenses
- --------------------

Noninterest expenses during the quarter ended June 30, 1996, increased $265 to $1,068 from the fiscal 1996 first quarter level of $803. The increase was primarily due to the addition of First State.

Income Taxes
- ------------

The provision for income taxes increased $68, or 53.5%, to $195 for the quarter ended June 30, 1996, as compared to the corresponding quarter of the prior fiscal year. The increased tax expense was due primarily to the 79.6% increase in pretax income from the same period a year ago.

Recent Events
- -------------

First Federal's savings deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitutes over 90% of BIF-insured institutions. The FDIC amendment became effective for the quarter ended September 30, 1995. The amendment created a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

A number of proposals are being considered to recapitalize the SAIF in order to eliminate the BIF/SAIF premium disparity. The most common discussed proposals considered by the Congress provide for a one time assessment of approximately 80% of insured deposits to be imposed on all SAIF-insured deposits held as of March 31, 1995. Also under consideration is the merger of the BIF and SAIF into one fund as soon as practicable after they both reach their designated reserve ratios. At this time, it is unknown whether any proposal will be implemented or whether premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result in a one-time charge with an after tax impact to First Federal of up to $600. First Federal would continue to exceed all regulatory capital requirements if such a special assessment were required. If such a special assessment were required and the SAIF as a result were fully recapitalized, it could have the effect of reducing First Federal's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

On August 2, 1996, Congress passed the Small Business Job Protection Act that, if signed by the President into law, will among other things, repeal the tax bad debt reserve method for thrifts effective for taxable years beginning after December 31, 1995. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt reserves over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thift satisfies a residential loan portfolio test. The impact of this proposed legislation, if any, is not expected to be material to the consolidated financial statements.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         FIRSTFED BANCORP, INC.

Date:  August 9, 1996                                 /s/B. K. Goodwin, III
       ---------------------                          --------------------------
                                                      B. K. Goodwin, III,
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      and President

Date:  August 9, 1996                                 /s/Lynn J. Joyce
       ---------------------                          --------------------------
                                                      Lynn J. Joyce
                                                      Vice President, Secretary
                                                      and Treasurer
                                                      (Principal Financial
                                                      Officer)