Form 10-Q
period 1996-09-30
FIRSTFED BANCORP INC
filed 1996-11-13
CIK 876947

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                        Commission File Number: 0-19609
                                                -------

                            FirstFed Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           63-1048648
--------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                35020
--------------------------------                          -------------------

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

         YES   X             NO
             -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at November 1, 1996
----------------------------                -------------------------------
Common Stock, $.01 par value                         610,540 shares

                            FIRSTFED BANCORP, INC.
                            ----------------------

                             FINANCIAL INFORMATION
                             ---------------------


                                                                           Page
                                                                           ----

FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF September 30, 1996 AND MARCH 31, 1996   . . . . . . . . . . . . . . . 2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED SEPTEMBER 30, l996 AND 1995 AND THE SIX
  MONTHS ENDED SEPTEMBER 30, 1996 AND 1995  . . . . . . . . . . . . . . . . . 3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995  . . . . . . . . . . . . . . . 4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . 5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . 7

PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

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

                            FIRSTFED BANCORP, INC.
                            ----------------------
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           --------------------------------------------------------
                         (Dollar amounts in thousands)

ASSETS                                              September 30,    March 31,
                                                        1996             1996
                                                    ------------    ------------
                                                            (Unaudited)
Cash and Cash Equivalents:
     Cash on hand and in banks                         $  2,382       $  2,221
     Interest-bearing deposits in other banks             5,539          5,018
     Federal funds sold                                   5,400          4,875
                                                       --------       --------
                                                         13,321         12,114
                                                       --------       --------
Securities available for sale, at fair value             11,781         10,845
Assets held for sale, at lower of cost or market          1,720          1,582
Securities, at amortized cost, fair value of
     $6,881 and $3,821, respectively                      6,728          3,808
Mortgaged-backed securities, at amortized cost,
     fair value of $9,560 and $4,778, respectively        9,802          4,766
Loans receivable, net                                   127,381        126,199
Land, buildings and equipment, net                        2,526          2,606
Goodwill                                                  1,542          1,598
Real estate owned                                            99             12
Real estate held for investment                             997            997
Accrued interest receivable                               1,414          1,326
Other assets                                                444            331
                                                       --------       --------
                                                       $177,755       $166,184
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                          $157,126       $145,858
     Borrowed funds                                       1,650          2,002
     Accrued interest payable                               163            172
     Income taxes payable                                     -            232
     Dividends payable                                      122             97
     Other liabilities (Notes 3 and 4)                    1,677            592
                                                      ---------       --------
                                                        160,738        148,953
                                                      ---------       --------
Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, none issued and
       outstanding                                            -             -
     Common stock, $.01 par value 3,000,000 shares
       authorized, 733,214 shares issued and 610,540
       shares outstanding                                     7              7
     Paid-in capital                                      6,496          6,457
     Retained earnings                                   13,523         13,831
     Treasury stock                                      (2,774)        (2,774)
     Unearned compensation                                 (127)          (204)
     Unearned loss on securities available
       for sale, net                                       (108)           (86)
                                                       ----------     ---------
                                                         17,017         17,231
                                                       ----------     ---------
                                                       $177,755       $166,184
                                                      ==========      =========

See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
            (Dollar amounts in thousands, except per share amounts)


                                                                Three Months                    Six  Months
                                                                    Ended                          Ended
                                                                September 30                   September 30
                                                                ------------                   ------------
                                                             1996          1995              1996         1995
                                                             ----          ----              ----         ----
                                                                                (Unaudited)
INTEREST INCOME:
     Interest and fees on loans                              $ 2,835       $ 2,221           $ 5,609      $ 4,357
     Interest on mortgage-backed
       securities                                                142            89               226          178
     Interest and dividends on
       securities                                                282            89               502          205
     Other interest income                                       113            67               218          113
                                                             -------       -------           -------       ------
       Total interest income                                   3,372         2,466             6,555        4,853
                                                             -------       -------           -------       ------
INTEREST EXPENSE:
     Interest on deposits                                      1,847         1,329             3,540        2,595
     Interest on other borrowings                                 29            50                60          103
                                                             -------       -------           -------       ------
       Total interest expense                                  1,876         1,379             3,600        2,698
                                                             -------       -------           -------       ------
       Net interest income                                     1,496         1,087             2,955        2,155
     Provision for loan losses                                    55            15                85           30
                                                             -------       -------           -------       ------
       Net interest income after
       provision for loan losses                               1,441         1,072             2,870        2,125
                                                             -------       -------           -------       ------
NONINTEREST INCOME:
     Fees for customer service                                   147            54               289          105
     Miscellaneous operating and
       non-operating income, net                                  57            21               109           29
                                                             -------       -------           -------      -------
       Total noninterest income                                  204            75               398          134
                                                             -------       -------           -------      -------
NONINTEREST EXPENSES:
     Salaries and employee benefits                              544           423             1,077          850
     Office building and equipment
       expenses                                                  128            87               258          175
     Deposit insurance expense                                    79            71               159          136
     Loss on real estate owned                                     2             -                 2            -
     Amortization of goodwill                                     28             -                56            -
     Other operating expenses                                    310           218               607          441
     Deposit insurance special
       assessment (Note 3)                                       725             -               725            -
     Accrual for pending litigation
       (Note 4)                                                  325             -               325            -
                                                             -------       -------           -------      -------
       Total noninterest expenses                              2,141           799             3,209        1,602
                                                             -------       -------           -------      -------
       Income (loss) before
              income taxes                                      (496)          348                59          657
PROVISION (CREDIT) FOR INCOME TAXES                             (171)          146                24          273
                                                             -------       -------           -------      -------
       Net income (loss)                                     $  (325)      $   202           $    35      $   384
                                                             =======       =======           =======      =======

EARNINGS (LOSS) PER SHARE (Note 2)                           $  (.52)      $   .31           $   .06      $   .58
                                                             =======       =======           =======      =======
AVERAGE NUMBER OF SHARES
     OUTSTANDING                                             624,002       652,618           623,189      667,672
                                                             =======       =======           =======      =======
DIVIDENDS DECLARED PER SHARE                                 $   .20       $   .16           $   .56      $   .96
                                                             =======       =======           =======      =======

         (Note 2)
See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                                         Six Months Ended
                                                                                                           September 30,
                                                                                                         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                1996               1995
                                                                                                     ----               ----
  Net income                                                                                       $    35            $   384
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                                     132                116
      Amortization of unearned compensation                                                             77                  -
      Amortization of premiums, net                                                                     43                 25
      Accretion of deferred income                                                                     (16)               (66)
      Loan fees (cost) deferred, net                                                                   (91)               (71)
      Provision for loan losses                                                                         85                 30
      Net loans originated for sale                                                                   (138)            (1,051)
      Amortization of goodwill                                                                          56                  -
      Change in assets and liabilities:
        Increase in accrued interest                                                                   (88)               (27)
        (Increase) decrease in other assets                                                           (113)                77
        Increase (decrease) in accrued interest payable                                                 (9)                10
        Increase (decrease) in income taxes payable                                                   (213)               112
        Increase in other liabilities                                                                1,085                114
                                                                                                   -------            -------
            Net cash provided by (used in) operating activities                                        845               (347)
                                                                                                   -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available for sale                                            850              1,995
  Purchase of securities available for sale                                                         (1,838)                 -
  Proceeds from maturities of securities                                                             1,061                  -
  Purchase of securities                                                                            (3,992)                 -
  Principal payments received on mortgage-backed securities                                            816                387
  Purchase of mortgage-backed securities                                                            (5,873)                 -
  Proceeds from sale of real estate owned                                                                5                 14
  Net loan originations                                                                             (1,252)            (1,230)
  Capital expenditures                                                                                 (52)               (48)
                                                                                                   -------            -------
            Net cash provided by (used in) investing activities                                    (10,275)             1,118
                                                                                                   -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                                                                         11,268              4,936
  Payment of FHLB advances                                                                            (352)              (294)
  Proceeds from exercise of stock options                                                               39                 53
  Purchase of treasury stock                                                                             -               (937)
  Dividends paid                                                                                      (318)              (639)
                                                                                                   -------            -------
            Net cash provided by financing activities                                               10,637              3,119
                                                                                                   -------            -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            1,207              3,890
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    12,114              5,656
                                                                                                   -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $13,321            $ 9,546
                                                                                                   =======            =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
    Income taxes                                                                                   $    42            $   161
                                                                                                   =======            =======
    Interest                                                                                       $ 3,609            $ 2,688
                                                                                                   =======            =======
  Noncash transactions-
    Transfers of loans receivable to real estate owned                                             $    92            $     -
    Declaration of cash dividends                                                                  $   122            $   102
    (Decrease) increase in unrealized loss on securities
      available for sale, net of deferred tax                                                      $    22            $   (42)
                                                                                                   =======            =======

See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
            (Dollar amounts in thousands, except per share amounts)

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 1996 (unaudited) and March 31, 1996, and for the three and six months ended September 30, 1996 and 1995 (unaudited), include the accounts of the Company, FSC and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six months ended September 30, 1996, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the footnotes to the Company's March 31, 1996 Consolidated Financial Statements.

2.  EARNINGS AND DIVIDENDS PER SHARE:
    ---------------------------------

Earnings (loss) per share of $(.52) and $.06 for the three and six months ended September 30, 1996, considers the incremental dilutive effect of shares represented by stock options outstanding. Dividends declared for the quarter ended September 30, 1996, consisted of a $.20 per share quarterly dividend.

3.  SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT
    --------------------------------------------------------------

On September 30, 1996, an omnibus appropriations bill was signed into law to fund a number of government agencies in the 1997 fiscal year, which began October 1, 1996. Banking provisions to resolve the deposit insurance premium disparity between the SAIF and the Bank Insurance Fund ("BIF") were included in the legislation. The deposits of First Federal are insured by SAIF while the deposits of

First State are insured by BIF. The banking provisions also included extensive regulatory relief for thrifts and banks.

The major banking provisions contained in the bill included a one-time special assessment on SAIF deposits to bring the fund's reserve ratio to the statutorily required minimum level of 1.25 percent of deposits. The assessment rate for First Federal was 65.7 basis points and applied to First Federal's deposits as of March 31, 1995. At September 30, 1996, First Federal recorded an accrual of $725 ($475, net of tax) to reflect this special assessment.

The bill also provides that pro-rata sharing of the Financing Corporation ("FICO") obligation among BIF and SAIF members will begin by January 1, 2000. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed
6.44 basis points and BIF deposits assessed 1.29 basis points. The new assessment rate for institutions with SAIF deposits represents a reduction from the existing rate of 23 basis points for First Federal, which will have a positive impact on future earnings.

In addition, under the bill, the BIF and SAIF will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations (not including state savings banks) in existence on that date. In addition, the Treasury Department has been directed to report to Congress by March 31, 1997, with its recommendations on a common charter for banks and savings institutions.

4.  ACCRUAL FOR PENDING LITIGATION
    ------------------------------

During the quarter ended September 30, 1996, a jury verdict was rendered in the Circuit Court of Jefferson County, Alabama, against First Federal for $75 in compensatory damages and $250 in punitive damages, for a total of $325 ($215, net of tax). The lawsuit arose from a customer's claim for disability insurance benefits to be paid by an insurance company to cover monthly mortgage payments. First Federal has filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. In the opinion of legal counsel, the motion is well-founded and substantial grounds exist for relief to be granted. For financial statement purposes at September 30, 1996, the entire amount of the original verdict has been recorded.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


Comparison of Financial Condition as of September 30, 1996, and March 31, 1996
------------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

Primarily due to an increase in mortgage-backed and other government securities, the Company's total consolidated assets at September 30, 1996, increased to $177,755; an increase of $11,571, or 7.0%, from total assets of $166,184 at March 31, 1996.

Securities available for sale and held to maturity increased $3,856 or 26.3%, to $18,509 at September 30, 1996. This increase is primarily the result of the purchase of $5,830 of government securities and government agency notes, net of securities totalling $1,911 maturing or being called prior to maturity.

Mortgage-backed securities increased $5,036, or 105.7%, to $9,802 at September 30, 1996, from $4,766 at March 31, 1996. This increase is primarily the result of the purchase of $5,873 of mortgage-backed securities, net of $816 of principal repayments and prepayments.

Loans receivable, net, at September 30, 1996, were $127,381, an increase of $1,182, or 0.9%, from $126,199 at March 31, 1996. The increase in loans receivable, net, was due to continued loan demand. Lending activity consisted mainly of one to four family home loans and, to a lesser extent, commercial loans.

The Banks maintain allowances for loan losses. The allowances had an aggregate net increase of $7 to $628 at September 30, 1996, from $621 at March 31, 1996. This increase was primarily due to a provision of $85 offset by the net of charge-offs over recoveries of $78. Non-performing loans at September 30, 1996, were $1,805, or 1.4% of loans receivable, up from the March 31, 1996, level of $599, or 0.5% of loans receivable. At September 30, 1996, there were no loans not included in nonperforming loans which represent material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Deposits increased $11,268, or 7.7%, to $157,126 at September 30, 1996, from $145,858 at March 31, 1996. The increase was primarily related to a 60th Anniversary certificate of deposit program implemented and completed during the first quarter of fiscal 1997.

Other liabilities increased $1,085, or 183.3%, to $1,677 at September 30, 1996, from $592 at March 31, 1996. The increase is primarily the result of the accrual for the SAIF special assessment of approximately $725 and the accrual of a lawsuit judgment of $325. See further discussion in Note 3 and Note 4 of the "Notes to Condensed Consolidated Financial Statements".

The Company had stockholders' equity of $17,017 as of September 30, 1996, a decrease of $214, or 1.2%, from $17,231 as of March 31, 1996. The net decrease is primarily attributable to dividends declared of $.56 per share, totalling $343, slightly offset by net income for the six months ended September 30, 1996 of $35. Included in the dividends was a special dividend of $.16 per share.

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans, and proceeds from maturities of mortgage-backed securities and other securities. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At September 30, 1996, the Banks had commitments to originate and fund loans of $2,404. The Banks anticipate that sufficient funds will be available to meet current loan commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity of First Federal at September 30, 1996, was 11.9%, which exceeded the applicable 5.0% regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are their actual capital ratios and the minimum regulatory capital requirements as of September 30, 1996.

                                              First Federal                First State             The Company
                                            -----------------            ---------------         ---------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill            $10,011    7.10%           $ 2,905   8.49%           $15,475    8.71%
Minimum Required                                5,637    4.00%             1,368   4.00%             7,110    4.00%
                                              -------   -----            -------  -----            -------   -----
Excess                                        $ 4,374    3.10%           $ 1,537   4.49%           $ 8,365    4.71%
                                              =======   =====            =======  =====            =======   =====
Total Capital
Tier 1 Capital plus allowances
  for loan losses                             $10,322   12.97%           $ 3,124  18.00%           $16,103   16.61%
Minimum Required                                6,366    8.00%             1,394   8.00%             7,760    8.00%
                                              -------   -----            -------  -----            -------   -----
Excess                                        $ 3,956    4.97%           $ 1,730  10.00%           $ 8,343    8.61%
                                              =======   =====            =======  =====            =======   =====
Total Risk-weighted assets                    $79,570                    $17,351                   $96,921
                                              =======                    =======                   =======

LEVERAGE RATIOS
Tier 1 Capital                                $10,011    7.10%           $ 2,905   8.49%           $15,475    8.71%
Minimum Leverage Requirement                    4,227    3.00%             1,026   3.00%             5,333    3.00%
                                              -------   -----            -------  -----            -------   -----
Excess                                        $ 5,784    4.10%           $ 1,879   5.49%           $10,142    5.71%
                                              =======   =====            =======  =====            =======   =====

TANGIBLE CAPITAL RATIO
Tangible Capital                              $10,011    7.10%
Tangible Capital Requirement                    2,113    1.50%
                                              -------   -----
Excess                                        $ 7,898    5.60%
                                              =======   =====

Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Banks' liquidity, capital resources or operations.

General Results of Operations - Comparison of the Three Months Ended
--------------------------------------------------------------------
September 30, 1996 and 1995
---------------------------

For the three months ended September 30, 1996, the Company recorded a net loss of $325, compared to net income of $202 for the three months ended September 30, 1995. The decrease was the result of two nonrecurring items: the accrual of the SAIF special assessment of approximately $725 and the accrual of a lawsuit judgment of $325. Net income for the three months ended September 30, 1996, was $365 not considering the two nonrecurring items recorded by the Company. See further discussion in Note 3 and Note 4 of the "Notes to Condensed Consolidated Financial Statements".

Interest Income
---------------

Total interest income increased $906, or 36.7%, to $3,372 for the three months ended September 30, 1996. This increase was partially the result of a 32.0% increase in the average balance of interest earning assets during the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. This increase in net interest-earning assets is primarily the result of the acquisition of First State. This increase was also partially the result of an increase in the average yield on interest earning assets to 8.1% during the three months ended September 30, 1996, from 7.7% for the corresponding quarter of the previous year.

Interest income and fees on loans increased $614, or 27.6%, to $2,835 during the three months ended September 30, 1996, from $2,221 for the three months ended September 30, 1995. The increase in interest income on loans was attributable to a 17.1% increase in the average balance of loans during the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 as a result of the addition of First State. The increase was also the result of an increase in the average yield on loans to 8.8% for three months ended September 30, 1996, compared to 8.1% for the corresponding quarter of the previous year.

Interest earned on mortgage-backed securities increased $53, or 59.6%, to $142 for the three months ended September 30, 1996, from $89 for the corresponding three months ended September 30, 1995. The increase was primarily attributable to a 79.9% increase in the average balance of mortgage-backed securities during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. The increase was the result of the purchase of $5,036 in mortgage-backed securities during fiscal 1997, net of principal repayments and prepayments.

Interest and dividends on the securities portfolio increased $193, or 216.9%, during the second quarter of fiscal 1997 from the second quarter of fiscal 1996. This increase reflects a 227.8% increase in the average balance of securities from the corresponding quarter of the previous year. The increase in the average balance is primarily the result of the addition of First State and the purchase of $5,830 in securities, net of $1,911 of securities called or matured.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 1996, increased $497, or 36.0%, to $1,876, from $1,379 during the quarter ended September 30, 1995. This increase was attributable to an increase in the average balance of deposits of 43.1% partially offset by a decrease in the average rate paid on deposits to 4.7% during the quarter ended September 30, 1996, from 4.9% for the quarter ended September 30, 1995. The increase in deposits was the result of the addition of First State and a 60th Anniversary certificate of deposit program.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 1996, increased $409, or 37.6%, to $1,496 from the second quarter of fiscal 1996 level of $1,087. The increase was due in part to an increase in average net interest spread to 3.3% in the second quarter of fiscal 1997 from 2.8% in the second quarter of fiscal 1996. The increase was also due to an increase in the average balance of interest-earning assets and interest-bearing liabilities primarily as a result of the addition of First State. The net interest margin was 3.6% in the second quarter of fiscal 1997 as compared to 3.4% in the second quarter of fiscal 1996.

Provision for Loan Losses
-------------------------

Management increased its allowance for loan losses by a provision of $55 during the quarter ended September 30, 1996. The increase in the provision from the same quarter a year ago is primarily the result of the increase in nonperforming loans. The nonperforming loan levels of the Banks remain below industry averages.

The allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and considers, among other factors, historical loss experience, current economic conditions, distribution of the loan portfolio by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income for the quarter ended September 30, 1996, totaled $204 as compared to $75 for the quarter ended September 30, 1995. The increase was primarily the result of the fee income arising from the addition of First State.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended September 30, 1996, increased $1,342 to $2,141 from the fiscal 1996 second quarter level of $799. The increase in noninterest expense is the result of three factors; the accrual of the SAIF special assessment of approximately $725, the accrual of a lawsuit judgment of $325 and the addition of First State.

Income Taxes
------------

The provision for income taxes decreased $317 to a credit of $171 for the quarter ended September 30, 1996, as compared to a provision of $146 for the corresponding quarter of the prior year. The tax credit was the result of the net operating loss for the quarter ended September 30, 1996, that was caused by the increase in noninterest expense.

General Results of Operations - Comparison of the Six Months Ended
------------------------------------------------------------------
September 30, 1996 and 1995
---------------------------

Net income for the six months ended September 30, 1996, was $35, a decrease of $349, or 90.9%, from net income of $384 for the six months ended September 30, 1995. The decrease was primarily attributable to two nonrecurring items: the accrual of the SAIF special assessment of approximately $725 and the accrual of a lawsuit judgement in the amount of $325. Net income for the six months ended September 30, 1996 was $725, not considering the two nonrecurring items recorded by the Company. See additional discussion in Note 3 and Note 4 of the "Notes to Condensed Consolidated Financial Statements".

Interest Income
---------------

Total interest income increased $1,702, or 35.1% to $6,555 for the six months ended September 30, 1996. This increase was primarily the result of a 29.1% increase in the average balance of interest earning assets during the six months ended September 30, 1996, as compared to the six months ended September 30, 1995. The increase in interest-earning assets was primarily due to the addition of First State. In addition, the average yield on interest-earning assets increased to 8.0% during the six months ended September 30, 1996, from 7.7% during the six months ended September 30, 1995.

Interest and fees on loans increased $1,252, or 28.7% to $5,609 during the six months ended September 30, 1996, from $4,357 for the six months ended September 30, 1995. The increase in interest income on loans was attributable to a 17.8% increase in the average balance of loans during the second quarter of fiscal 1997 as compared to the same period of fiscal 1996 resulting from the addition of First State. The increase was also the result of an increase in the average yield on loans to 8.7% for six months ended September 30, 1996, from 7.9% at September 30, 1995.

Interest earned on mortgage-backed securities increased $48, or 27.0%, to $226 for the six months ended September 30, 1996, from $178 for the corresponding six months ended September 30, 1995. The increase reflects a 33.8% increase in the average balance of mortgage-backed securities during the six months ended September 30, 1996, as compared to the six months ended September 30, 1995. The increase was the result of the investment of excess liquidity into mortgage-backed securities, net of principal repayments and prepayments.

Interest and dividends on the securities portfolio increased $297, or 144.9%, for the six months ended September 30, 1996, compared to the six months ended September 30, 1995, reflecting a 160.4% increase in the average balance of investment securities. The increase in the average balance of securities was the result of the addition of First State and the purchase of securities.

Interest Expense
----------------

Interest expense for the six months ended September 30, 1996, increased $902, or 33.4%, to $3,600, from $2,698 during the six months ended September 30, 1995. This increase was attributable to an increase in the average level of deposits of 39.7% for the six months ended September 30, 1996, partially offset by a decrease in the average rate paid on deposits to 4.7% from 4.8% for the six months ended September 30, 1995. The increase in deposits was the result of the addition of First State and a 60th Anniversary certificate of deposit program.

Net Interest Income
-------------------

Net interest income for the six months ended September 30, 1996, increased $800, or 37.1%, to $2,955 from $2,155 for the six months ended September 30, 1995. This increase was due in part to an increase in the average net interest spread to 3.3% for the first six months of fiscal 1997 from 2.8% for the first six months of fiscal 1996. The increase was also due to an increase in the volume of interest earning assets and interest bearing liabilities primarily as a result of the addition of First State. The net interest margin increased to 3.6% in the first six months of fiscal 1997 from 3.4% in the first six months of fiscal 1996.

Provision for Loan Losses
-------------------------

The allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and considers, among other factors, historical loss experience, current economic conditions, distribution of the loan portfolio by risk class and the estimated value of the underlying collateral. The allowance for loan losses was increased by a provision of $85 for the six months ended September 30, 1996. The increase in the provision from the same period a year ago is primarily the result of the increase in nonperforming loans. The nonperforming loan levels remain below industry averages.

Noninterest Income
------------------

Noninterest income for the six months ended September 30, 1996, totaled $398 as compared to $134 for the six months ended September 30, 1995. The increase was primarily the result of the addition of First State.

Noninterest Expenses
--------------------

Noninterest expenses during the six months ended September 30, 1996, increased $1,607 to $3,209 from the fiscal 1996 level of $1,602. The increase in noninterest expense was the result of three factors; the accrual of the SAIF special assessment of approximately $725, the accrual of a lawsuit judgement of $325, and the addition of First State.

Income Taxes
------------

The provision for income taxes decreased $249, or 91.2%, to $24 for the six months ended September 30, 1996, as compared to the corresponding period of the prior year. The lower tax expense was due to the 91.0% decrease in pretax income.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 9, 1996, a jury verdict in the Circuit Court of Jefferson County, Alabama was rendered against First Federal in connection with a civil lawsuit. The total amount of the damages set forth in the verdict is $325. First Federal has filed a motion to overturn the verdict or, in the alternative, to obtain a new trial. For further information, see Note 4 to the "Notes to Condensed Consolidated Financial Statements" set forth herein.

ITEM 2.  CHANGE IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 23, 1996, the Company held an Annual Meeting of Stockholders. The election of James E. Mulkin, E. H. Moore, Jr. and James B. Koikos as directors was submitted to a vote of the stockholders. The following is the result of the vote:

                            FOR            WITHHELD
                       -------------   ----------------
James E. Mulkin           501,739           1,000
E. H. Moore, Jr.          501,739           1,000
James B. Koikos           501,739           1,000


     In addition, the FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan was submitted to a vote of the stockholders for approval. The result of the vote was 498,814 for, 3,400 against and 525 abstain.

     There were 23,266 broker non-votes in each of the above matters.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          (i)  Exhibit 27 (SEC use only)

     (b)  Reports on Form 8-K
          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRSTFED BANCORP, INC.

Date:  November 13, 1996                       /s/B. K. Goodwin, III
       ----------------------                  -----------------------------
                                               B. K. Goodwin, III
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and President
                                               (Duly Authorized Officer)


Date:  November 13, 1996                       /s/Lynn J. Joyce
       ----------------------                  -----------------------------
                                               Lynn J. Joyce
                                               Vice President, Secretary
                                               and Treasurer
                                               (Principal Financial Officer)