Form 10-Q
period 1996-12-31
FIRSTFED BANCORP INC
filed 1997-02-10
CIK 876947

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          ----------------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

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

     YES    X       NO
         -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 31, 1996
----------------------------                    --------------------------------
Common Stock, $.01 par value                             612,961 shares

                             FIRSTFED BANCORP, INC.
                             ----------------------



                                                              Page
                                                              ----

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF DECEMBER 31, 1996 AND MARCH 31, 1996  . . . . . . . . . 2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED DECEMBER 31, 1996 AND 1995 AND THE NINE
  MONTHS ENDED DECEMBER 31, 1996 AND 1995 . . . . . . . . . . . 3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995  . . . . . . . . 4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  . . . . . 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 7

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  15

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED
     BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                             FIRSTFED BANCORP, INC.
                             ----------------------

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            --------------------------------------------------------
                         (Dollar amounts in thousands)

ASSETS                                                December 31,        March 31,
                                                          1996               1996
                                                     --------------     -------------
Cash and Cash Equivalents:
     Cash on hand and in banks                           $  1,791          $  2,221
     Interest-bearing deposits in other banks               5,684             5,018
     Federal funds sold                                     3,875             4,875
                                                         --------          --------
                                                           11,350            12,114
                                                         --------          --------
Securities available for sale, at fair value               10,841            10,845
Assets held for sale, at lower of cost or market            1,044             1,582
Securities, at amortized cost, fair value of
     $6,905 and $3,821, respectively                        6,839             3,808
Mortgage-backed securities, at amortized cost,
     fair value of $10,001 and $4,778, respectively         9,988             4,766
Loans receivable, net                                     129,542           126,199
Land, buildings and equipment, net                          2,564             2,606
Goodwill                                                    1,514             1,598
Real estate owned                                              66                12
Real estate held for investment                               997               997
Accrued interest receivable                                 1,480             1,326
Other assets                                                  271               331
                                                         --------          --------
                                                         $176,496          $166,184
                                                         ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                            $156,913          $145,858
     Borrowed funds                                         1,000             2,002
     Accrued interest payable                                 134               172
     Income taxes payable                                     168               232
     Dividends payable                                        123                97
     Other liabilities                                        599               592
                                                             ----               ---
                                                          158,937           148,953
                                                         --------          --------
Stockholders' Equity:
     Common stock, $.01 par value 3,000,000 shares
       authorized, 735,635 shares issued and 612,961
       shares outstanding                                       7                 7
     Paid-in capital                                        6,539             6,457
     Retained earnings                                     13,941            13,831
     Treasury stock                                        (2,774)           (2,774)
     Unearned compensation                                   (114)             (204)
     Unrealized loss on securities available for
      sale, net                                               (40)              (86)
                                                         --------          --------
                                                           17,559            17,231
                                                         --------          --------
                                                         $176,496          $166,184
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

                            FIRSTFED BANCORP, INC.
                            ----------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

            (Dollar amounts in thousands, except per share amounts)

                                         Three Months                   Nine Months
                                             Ended                         Ended
                                          December 31                   December 31
                                        ---------------                 -----------
                                      1996           1995            1996         1995
                                      ----           ----            ----         ----
INTEREST INCOME:
   Interest and fees on loans       $  2,891       $  2,285        $  8,500     $  6,642
   Interest on mortgage-backed
     securities                          164             84             390          262
   Interest and dividends on
     securities                          281             89             783          294
   Other interest income                  82             82             300          195
                                    --------       --------        --------     --------
     Total interest income             3,418          2,540           9,973        7,393
                                    --------       --------        --------     --------

INTEREST EXPENSE:
   Interest on deposits                1,850          1,363           5,390        3,958
   Interest on other borrowings           19             40              79          143
                                       -----          -----           -----        -----
   Total interest expense              1,869          1,403           5,469        4,101
                                    --------       --------        --------     --------
     Net interest income               1,549          1,137           4,504        3,292
   Provision for loan losses              50             15             135           45
                                    --------       --------        --------     --------
     Net interest income after
     provision for loan losses         1,499          1,122           4,369        3,247
                                    --------       --------        --------     --------

NONINTEREST INCOME:
   Fees for customer service             164             51             453          156
   Miscellaneous operating and
    non-operating income, net             55             55             164           84
                                    --------       --------        --------     --------
     Total noninterest income            219            106             617          240
                                    --------       --------        --------     --------

NONINTEREST EXPENSES:
   Salaries and employee benefits        501            515           1,578        1,365
   Office building and equipment
     expenses                            123             93             381          267
   Deposit insurance expense              69             73             228          210
   Loss on real estate owned               1              -               3            1
   Amortization of goodwill               28              -              84            -
   Other operating expenses              302            252             909          679
   Deposit insurance special
     assessment (Note 3)                 (21)             -             704            -
   Litigation expense (Note 4)           (75)             -             250            -
                                    --------       --------        --------     --------
     Total noninterest expenses          928            933           4,137        2,522
                                    --------       --------        --------     --------
     Income before income taxes          790            295             849          965

PROVISION FOR INCOME TAXES               250             45             274          330
                                    --------       --------        --------     --------
     Net income                     $    540       $    250        $    575     $    635
                                    ========       ========        ========     ========

EARNINGS PER SHARE (Note 2)         $    .86       $    .37        $    .92     $    .95
                                    ========       ========        ========     ========
AVERAGE NUMBER OF SHARES
   OUTSTANDING                       624,490        660,470         623,163      670,110
                                    ========       ========        ========     ========
DIVIDENDS DECLARED PER SHARE
   (Note 2)                         $    .20       $    .16        $    .76     $   1.12
                                    ========       ========        ========     ========

See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                         (Dollar amounts in thousands)

                                                        Nine Months Ended
                                                           December 31,
                                                         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  1996           1995
                                                       ----           ----
  Net income                                        $    575       $   635
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                       193           206
      Amortization of unearned compensation               96             -
      Amortization of premiums, net                       67            34
      Accretion of deferred income                       (32)          (83)
      Loan fees (cost) deferred, net                    (106)         (133)
       Provision for loan losses                         135            45
      Net loans (originated for sale) sold               538          (628)
      Amortization of goodwill                            84             -
      Change in assets and liabilities:
        Increase in accrued interest                    (154)          (77)
        Decrease in other assets                          60            94
        Increase (decrease) in accrued interest
          payable                                        (38)          (17)
        Increase (decrease) in income taxes payable      (95)           24
        Increase (decrease) in other liabilities           7            58
                                                    --------       -------
           Net cash provided by operating
            activities                                 1,330           158
                                                    --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities
   available for sale                                  1,550         2,995
  Proceeds from the sale of securities available
   for sale                                              857             -
  Purchase of securities available for sale           (2,341)            -
  Proceeds from maturities of securities               1,061             -
  Purchase of securities                              (4,103)            -
  Principal payments received on mortgage-backed
   securities                                          1,613           566
  Purchase of mortgage-backed securities              (6,876)            -
  Proceeds from sale of real estate and
   repossessed assets                                     22            14
  Net loan originations                               (3,416)       (4,020)
  Capital expenditures                                  (151)          (72)
                                                    --------       -------
       Net cash used in investing activities         (11,784)         (517)
                                                    --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                           11,055         7,235
  Proceeds from FHLB advances                              -           591
  Payment of FHLB advances                            (1,002)       (1,620)
  Proceeds from exercise of stock options                 76            83
  Purchase of treasury stock                               -        (1,116)
  Dividends paid                                        (439)         (741)
  Purchase of stock for stock plans                        -           (24)
                                                    --------       -------
       Net cash provided by financing activities       9,690         4,408
                                                    --------       -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            (764)        4,049
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      12,114         5,656
                                                    --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 11,350       $ 9,705
                                                    ========       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
    Income taxes                                    $    369       $   306
                                                    ========       =======
    Interest                                        $  5,507       $ 4,118
                                                    ========       =======
  Noncash transactions-
    Transfers of loans receivable to real estate
     owned                                          $     76       $    30
    Declaration of cash dividends not paid          $    123       $   102
    Issuance of stock for stock plans               $      6       $    29
    (Decrease) increase in unrealized loss on
     securities
      available for sale, net of deferred tax       $     46       $   (56)
                                                    ========       =======

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

The accompanying unaudited condensed consolidated financial statements as of December 31, 1996 (unaudited) and March 31, 1996, and for the three and nine months ended December 31, 1996 and 1995 (unaudited), include the accounts of the Company, FSC and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine months ended December 31, 1996, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2.  EARNINGS AND DIVIDENDS PER SHARE:
    ---------------------------------

Earnings per share of $.86 and $.92 for the three and nine months ended December 31, 1996, considers the incremental dilutive effect of shares represented by stock options outstanding. Dividends declared for the nine months ended December 31, 1996, consisted of a $.20 per share quarterly dividend and a $.16 per share special dividend paid in the first quarter.

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

The major banking provisions contained in the bill included a one-time special assessment on SAIF deposits to bring the fund's reserve ratio to the statutorily required minimum level of 1.25 percent of deposits. The assessment rate for First Federal was 65.7 basis points and applied to First Federal's deposits as of March 31, 1995. At September 30, 1996, First Federal recorded an accrual of $725 ($475, net of tax) to reflect this special assessment. The actual amount paid during the quarter ended December 31, 1996, was $21 less than estimated and accrued at September 30, 1996. The $21 was reversed during the quarter ended December 31, 1996.

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

4.  LITIGATION EXPENSE
    ------------------

During the quarter ended September 30, 1996, a jury verdict was rendered in the Circuit Court of Jefferson County, Alabama, against First Federal for $75 in compensatory damages and $250 in punitive damages, for a total of $325 ($215, net of tax). The lawsuit arose from a customer's claim for disability insurance benefits to be paid by an insurance company to cover monthly mortgage payments. First Federal filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. During the course of appeal in the quarter ended December 31, 1996, the lawsuit was settled for $250. For financial statement purposes, at September 30, 1996, the entire amount of the original verdict was recorded. During the quarter ended December 31, 1996, the actual amount of the settlement was appropriately reflected in the financial statements by reducing the expense from the intial accrual of $325 to $250.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


Comparison of Financial Condition as of December 31, 1996, and March  31, 1996
------------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

Primarily due to an increase in mortgage-backed and other government securities and loans receivable, the Company's total consolidated assets at December 31, 1996, increased to $176,496; an increase of $10,312, or 6.21%, from total assets of $166,184 at March 31, 1996.

Securities and securities available for sale increased $3,027 or 20.66%, to $17,680 at December 31, 1996. This increase is primarily the result of the purchase of $6,444 of government securities and government agency notes, net of securities totalling $3,468 called, matured or sold.

Mortgage-backed securities increased $5,222, or 109.6%, to $9,988 at December 31, 1996, from $4,766 at March 31, 1996. This increase is primarily the result of the purchase of $6,876 of mortgage-backed securities, net of $1,613 of principal repayments and prepayments.

Loans receivable, net, at December 31, 1996 were $129,542, an increase of $3,343, or 2.6%, from $126,199 at March 31, 1996. The increase in loans receivable, net, was due to continued loan demand. Lending activity consisted mainly of one to four family home loans and, to a lesser extent, consumer and commercial loans.

The Banks maintain allowances for loan losses. The consolidated allowance had an aggregate net increase of $82 to $703 at December 31, 1996, from $621 at March 31, 1996. This increase was primarily due to a provision of $135 offset by the net of charge-offs over recoveries of $52. Non-performing loans at December 31, 1996, were $894, or 0.7% of loans receivable, up from the March 31, 1996, level of $599, or 0.5% of loans receivable. At December 31, 1996, there were no material loans not already included in nonperforming loans which represent material credits about which management had serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Deposits increased $11,055, or 7.6%, to $156,913 at December 31, 1996, from $145,858 at March 31, 1996. The increase was primarily related to a 60th Anniversary certificate of deposit program implemented and completed during the first quarter of fiscal 1997.

The Company had stockholders' equity of $17,559 as of December 31, 1996, an increase of $328, or 1.9%, from $17,231 as of March 31, 1996. The net increase was primarily attributable to net income of $575, offset by dividends declared of $.76 per share, totalling $466. Included in the dividends was a special dividend of $.16 per share.

Traditionally, the Bank's principal sources of funds have been deposits, principal and interest payments on loans, and proceeds from maturities of investment and mortgage-backed securities. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At December 31, 1996, the Banks had commitments to originate and fund loans of $4,551. The Banks anticipate that sufficient funds will be available to meet current loan commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity of First Federal at December 31, 1996, was 10.8%, which exceeded the applicable 5.0% liquidity requirement.

Under applicable regulations, First Federal, First State and the Company are required to maintain minimum capital ratios. Set forth below are their actual capital ratios and the minimum regulatory capital requirements as of December 31, 1996.



                                                First Federal        First State         The Company
                                              -----------------    ---------------     ---------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill             $10,481   7.47%     $ 3,014   8.61%     $16,045   9.09%
Minimum Required                                 5,610   4.00%       1,401   4.00%       7,060   4.00%
                                               -------  -----      -------  -----      -------  -----
Excess                                         $ 4,871   3.47%     $ 1,613   4.61%     $ 8,985   5.09%
                                               =======  =====      =======  =====      =======  =====
Total Capital
Tier 1 Capital plus allowances
  for loan losses                              $10,879  13.75%     $ 3,257  18.00%     $16,748  17.00%
Minimum Required                                 6,328   8.00%       1,551   8.00%       7,879   8.00%
                                               -------  -----      -------  -----      -------  -----
Excess                                         $ 4,551   5.75%     $ 1,706  10.00%     $ 8,869   9.00%
                                               =======  =====      =======  =====      =======  =====
Total Risk-weighted assets                     $79,096             $19,389             $98,485
                                               =======             =======             =======

LEVERAGE RATIOS
Tier 1 Capital                                 $10,481   7.47%     $ 3,014   8.61%     $16,045   9.09%
Minimum Leverage Requirement                     4,208   3.00%       1,051   3.00%       5,295   3.00%
                                               -------  -----      -------  -----      -------  -----
Excess                                         $ 6,273   4.47%     $ 1,963   5.61%     $10,750   6.09%
                                               =======  =====      =======  =====      =======  =====

TANGIBLE CAPITAL RATIO
Tangible Capital                               $10,481   7.47%
Tangible Capital Requirement                     2,104   1.50%
                                               -------  -----
Excess                                         $ 8,377   5.97%
                                               =======  =====

Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital resources or operations.

General Results of Operations - Comparison of the Three Months Ended December
-----------------------------------------------------------------------------
31, 1996 and 1995
-----------------

Net income for the three months ended December 31, 1996 was $540, an increase of $290, or 116.0%, from net income of $250 for the three months ended December 31, 1995. The increase was primarily due to three factors; increase in the interest rate spread, the addition of First State and the partial reversal of accruals for litigation and the SAIF special assessment to actual amounts paid.

Interest Income
---------------

Total interest income increased $878, or 34.6%, to $3,418 for the three months ended December 31, 1996. This increase was partially the result of a 30.47% increase in the average balance of interest-earning assets during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. This increase in interest-earning assets is primarily the result of the acquisition of First State. This increase was also partially the result of an increase in the average yield on interest earning assets to 8.2% during the three months ended December 31, 1996, from 7.9% for the corresponding quarter of the previous year.

Interest income and fees on loans increased $606, or 26.5%, to $2,891 during the three months ended December 31, 1996, from $2,285 for the three months ended December 31, 1995. The increase in interest income on loans was in part attributable to a 17.9% increase in the average balance of loans during the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 as a result of the addition of First State. The increase was also the result of an increase in the average yield on loans to 8.9% for three months ended December 31, 1996, compared to 8.3% for the corresponding quarter of the previous year.

Interest earned on mortgage-backed securities increased $80, or 95.2%, to $164 for the three months ended December 31, 1996, from $84 for the corresponding three months ended December 31, 1995. The increase was primarily attributable to a 112.7% increase in the average balance of mortgage-backed securities during the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995. This was primarily the result of the purchase of $6,876 in mortgage-backed securities during fiscal 1997, net of principal repayments and prepayments.

Interest and dividends on the securities portfolio increased $192, or 215.7%, during the third quarter of fiscal 1997 from the third quarter of fiscal 1996. This increase reflects a 232.1% increase in the average balance of securities from the corresponding quarter of the previous year. The increase in the average balance is primarily the result of the addition of First State and the purchase of $6,444 in securities, net of $3,468 of securities called, matured or sold.

Interest Expense
----------------

Interest expense for the quarter ended December 31, 1996, increased $466, or 33.2%, to $1,869, from $1,403 during the quarter ended December 31, 1995. This increase was primarily attributable to an increase in the average balance of deposits of 40.1%, partially offset by a slight decrease in the average rate paid on deposits to 4.8% during the quarter ended December 31, 1996, from 4.9% for the quarter ended December 31, 1995. The increase in deposits was the result of the addition of First State and a 60th Anniversary certificate of deposit program.

Net Interest Income
-------------------

Net interest income for the quarter ended December 31, 1996, increased $412, or 36.2%, to $1,549 from the third quarter of fiscal 1996 level of $1,137. The increase was attributable to an increase in the average balance of interest-earning assets and interest-bearing liabilities primarily as a result of the addition of First State. The increase was also the result of an increase in average net interest spread to 3.4% in the third quarter of fiscal 1997 from 3.0% in the third quarter of fiscal 1996. The net interest margin was 3.7% in the third quarter of fiscal 1997 and 3.6% in the third quarter of fiscal 1996.

Provision for Loan Losses
-------------------------

Management increased its allowance for loan losses by a provision of $50 during the quarter ended December 31, 1996.

The allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income for the three months ended December 31, 1996, totaled $219 as compared to $106 for the three months ended December 31, 1995. The increase was primarily the result of fee income arising from the addition of First State.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended December 31, 1996, decreased $5 to $928 from the fiscal 1996 third quarter level of $933. During the third quarter ended December 31, 1996, the Company reduced previously accrued expenses by $96, which was the aggregate difference in the amounts accrued and the actual SAIF assessment paid of $704 and the actual settlement of the lawsuit for $250.

Income Taxes
------------

The provision for income taxes increased $205 to $250 for the quarter ended December 31, 1996 as compared to a provision of $45 for the corresponding quarter of the prior year. The increase in tax expense was due partially to a 167.8% increase in pretax income.

General Results of Operations - Comparison of the Nine Months Ended December 31,
--------------------------------------------------------------------------------
1996 and 1995
-------------

Net income for the nine months ended December 31, 1996, was $575,

a decrease of $60, or 9.4%, from net income of $635 for the nine months ended December 31, 1995. The decrease was primarily attributable to two nonrecurring items: the payment of the SAIF special assessment of $704 and the payment of a lawsuit settlement of $250. Net income for the nine months ended December 31, 1996, was $1,214, not considering the two nonrecurring items recorded by the Company. See additional discussion in Note 3 and Note 4 of the "Notes to Condensed Consolidated Financial Statements".

Interest Income
---------------

Total interest income increased $2,580, or 34.9% to $9,973 for the nine months ended December 31, 1996. This increase was primarily the result of a 30.3% increase in the average balance of interest-earning assets during the nine months ended December 31, 1996, as compared to the same period in fiscal 1996 resulting from the addition of First State and internal growth. The increase was also the result of an increase in the average yield on interest-earning assets to 8.0% during the nine months ended December 31, 1996, from 7.8% for the corresponding period of the previous year.

Interest and fees on loans increased $1,858, or 28.0%, to $8,500 during the nine months ended December 31, 1996, from $6,642 for the nine months ended December 31, 1995. The increase in interest income on loans was in part attributable to a 17.7% increase in the average balance of loans during the nine months ended December 31, 1997, as compared to the same period of fiscal 1996 resulting from the addition of First State. The increase was also the result of an increase in the average yield on loans to 8.7% for nine months ended December 31, 1996, from 8.0% at December 31, 1995.

Interest earned on mortgage-backed securities increased $128, or 48.9%, to $390 for the nine months ended December 31, 1996, from

$262 for the corresponding nine months ended December 31, 1995. The increase reflected a 60.9% increase in the average balance of mortgage-backed securities during the nine months ended December 31, 1996, as compared to the nine months ended December 31, 1995. This was primarily the result of purchases of $6,876 in mortgage-backed securities during fiscal 1997, net of principal repayments and prepayments. This increase was offset in part by a decrease in the average yield on mortgage-backed securities during the nine months ended December 31, 1996, to 6.4% as compared to 6.9% for the nine months ended December 31, 1995.

Interest and dividends on the securities portfolio increased $489, or 166.3%, for the nine months ended December 31, 1996, compared to the nine months ended December 31, 1995, reflecting a 182.0% increase in the average balance of investment securities. The increase in the average balance of securities was primarily the result of the addition of First State and the purchase of $6,444 of securities, net of $3,468 of securities called, matured or sold. This increase was partially offset by the decrease in average yield earned of 6.0% for the nine months ended December 31, 1996 compared to 6.3% for the nine months ended December 31, 1995.

Interest Expense
----------------

Interest expense for the nine months ended December 31, 1996 increased $1,368, or 33.4%, to $5,469, from $4,101 during the nine months ended December 31, 1995. This increase was attributable to a 39.3% increase in the average level of deposits for the nine months ended December 31, 1996, partially offset by a slight decrease in the average rate paid on deposits to 4.7% during the nine months ended December 31, 1996, from 4.8% during the nine months ended December 31, 1995. The increase in deposits was the result of the addition of First State and a 60th Anniversary certificate of deposit program.

Net Interest Income
-------------------

Net interest income for the nine months ended December 31, 1996, increased $1,212, or 36.8%, to $4,504 from $3,292 for the nine months ended December 31, 1995. This increase was primarily due to an increase in the volume of interest-earning assets and interest-bearing liabilities as a result of the addition of First State. The increase was also the result of an increase in the average net interest spread to 3.3% for the first nine months of fiscal 1997 from 2.9% for the first nine months of fiscal 1996. The net interest margin increased to 3.6% in the first nine months of fiscal 1997 from 3.5% in the first nine months of fiscal 1996.

Provision for Loan Losses
-------------------------

The allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The allowance for loan losses was increased by a provision of $135 for the nine months ended December 31, 1996.

Noninterest Income
------------------

Noninterest income for the nine months ended December 31, 1996, totaled $617 as compared to $240 for the nine months ended December 31, 1995. The increase was primarily the result of the addition of First State.

Noninterest Expenses
--------------------

Noninterest expenses during the nine months ended December 31, 1996, increased $1,615 to $4,137 from the fiscal 1996 level of $2,522. The increase was primarily the result of three factors; the payment of the SAIF special assessment of $704, the payment of a lawsuit settlement of $250 and the addition of First State. See additional discussion in Note 3 and Note 4 of the "Notes to Condensed Consolidated Financial Statements".

Income Taxes
------------

The provision for income taxes decreased $56, or 17.0%, to $274 for the nine months ended December 31, 1996, as compared to the corresponding period of the prior year. The lower tax expense was primarily due to the 12.0% decrease in pretax income.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 9, 1996, a jury verdict in the Circuit Court of Jefferson County, Alabama was rendered against First Federal in connection with a civil lawsuit. The total amount of the damages set forth in the verdict is $325. First Federal filed a motion to overturn the verdict or, in the alternative, to obtain a new trial. On December 19, 1996, First Federal settled the lawsuit for $250. For further information, see Note 4 to the "Notes to Condensed Consolidated Financial Statements" set forth herein.

ITEM 2.  CHANGE IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Non.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          (i)  Exhibit 27 (SEC use only)

     (b)  Reports on Form 8-K
          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRSTFED BANCORP, INC.

Date:  February 7, 1997              /s/ B. K. Goodwin, III
       ----------------------        -----------------------------
                                     B. K. Goodwin, III,
                                     Chairman of the Board,
                                     Chief Executive Officer
                                     and President
                                     (Duly Authorized Officer)


Date:  February 7, 1997              /s/ Lynn J. Joyce
       ----------------------        -----------------------------
                                     Lynn J. Joyce
                                     Vice President, Secretary
                                     and Treasurer
                                     (Principal Financial Officer)