Form 10-K
period 1997-03-31
FIRSTFED BANCORP INC
filed 1997-06-30
CIK 876947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended March 31, 1997

                        Commission File Number: 0-19609

                            FirstFed Bancorp, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                      63-1048648
----------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                          identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                  35020
----------------------------------------------              -------------------
(Address of principal executive office)                          Zip Code


  Registrant's telephone number, including area code:           (205) 428-8472
                                                            -------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                       --------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements
for the past ninety days.  YES  X    N0
                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ X ].
                             ---

As of June 17, 1997, there were issued and outstanding 1,235,782 shares of the registrant's common stock.

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market June 17, 1997, was $22,089,603.

                     DOCUMENTS  INCORPORATED  BY  REFERENCE

(1) Portions of the Annual Report to Stockholders for the year ended March 31, 1997, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(2) Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS
                               -----------------

                                                                           Page
                                                                           ----
PART I.
      ITEM I.   Business
                 The Company...............................................   1
                 First Federal Savings Bank................................   1
                 First State Bank of Bibb County...........................   1
                 Average Balances, Yields Earned and Rates Paid............   3
                 Rate/Volume Analysis......................................   4
                 Asset/Liability Management................................   5
                 Lending Activities........................................   7
                 Mortgage-Backed Securities and Other
                    Investment Activities..................................  14
                 Deposits, Borrowings and Other
                    Sources of Funds.......................................  17
                 Competition...............................................  18
                 Regulation, Supervision and Governmental Policy...........  18
                 Taxation..................................................  26
                 Personnel.................................................  26

      ADDITIONAL ITEM.  Executive Officers.................................  26

      ITEM 2.   Properties.................................................  27

      ITEM 3.   Legal Proceedings..........................................  27

      ITEM 4.   Submission of Matters to a Vote of Security Holders........  28

PART II.
      ITEM 5.   Market for the Registrant's Common Stock and
                 Related Stockholder Matters...............................  28

      ITEM 6.   Selected Financial Data....................................  28

      ITEM 7.   Management's Discussion and Analysis.......................  28

      ITEM 8.   Financial Statements and Supplementary Data................  28

      ITEM 9.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.......................  28

PART III.
      ITEM 10.  Directors and Executive Officers of the Registrant.........  28

      ITEM 11.  Executive Compensation.....................................  28

      ITEM 12.  Security Ownership of Certain Beneficial Owners
                 and Management............................................  28

      ITEM 13.  Certain Relationships and Related Transactions.............  29

PART IV.
      ITEM 14.  Exhibits, Financial Statements, Schedules and
                 Reports on Form 8-k.......................................  29



                                      i.

                                    PART I
                                    ------


ITEM 1. BUSINESS
        --------

THE COMPANY

FirstFed Bancorp, Inc. (the "Company") is a Delaware corporation that serves as the holding company for First Federal Savings Bank ("First Federal"), a federally-chartered savings bank, and First State Bank of Bibb County, an Alabama state-chartered commercial bank ("First State"). First State is a wholly-owned subsidiary of First State Corporation ("FSC") which was acquired by the Company in January 1996. The discussion herein of First State relates to its operations since its acquisition by the Company. First Federal and First State are referred to herein as the "Banks".

The Company's assets consist primarily of its investment in the Banks, liquid investments and real estate held for investment purposes. It engages in no significant activity, except through the Banks' operations. The Company had total assets of $178,124,000, total deposits of $157,970,000 and stockholders' equity of $17,923,000 at March 31, 1997.

The Company's executive office is located at the main office of First Federal at 1630 Fourth Avenue North, Bessemer, Alabama 35020. The telephone number is
(205) 428-8472.

FIRST FEDERAL SAVINGS BANK

First Federal was organized in 1936 as a federally chartered mutual savings and loan association under the name First Federal Savings and Loan Association of Bessemer. In 1991, First Federal became a federally chartered mutual savings bank and changed its name to First Federal Savings Bank. On December 9, 1991, First Federal converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and simultaneously reorganized as a wholly-owned subsidiary of the Company.

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

First Federal currently conducts business from four locations in Jefferson and Shelby Counties, Alabama, consisting of its home office in Bessemer and three other branches, one each in Pelham, Hueytown and Hoover. Each branch is a full service facility. A new branch in Vance, Alabama, which is located in Tuscaloosa County is currently under construction and will open in July 1997.

FIRST STATE BANK OF BIBB COUNTY

First State was formed as a state member bank in 1965 under the name The Bank of West Blocton. In 1979, the name was changed to First State Bank of Bibb County. FSC was formed in 1985 as a locally-owned stock corporation and purchased First State.

First State currently conducts business from three full service locations in Bibb County, Alabama, consisting of its main office in West Blocton and two other branches, one each in Centreville and Woodstock. First State's primary business consists of attracting deposits from the community and investing those deposits, together with funds generated from operations, commercial loans, consumer loans and one-to-four family residential mortgage loans.

First State is a member of the Federal Reserve System and its deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC up to the maximum amount allowed by the FDIC. First State is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB") and the State Banking Department of the State of Alabama (the "Banking Department"). See "Regulation and Supervision of the Banks."

Earnings of First Federal and First State are primarily dependent upon net interest income, which is the difference between the income derived from interest-earning assets, such as loans, mortgage backed securities and investment securities, and the interest expense incurred on interest-bearing liabilities, primarily deposit accounts. Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on its interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for each year in the three year period ended March 31, 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual delinquent loans. For further discussion see "Management's Discussion and Analysis" in the Company's 1997 Annual Report to Stockholders (the "Annual Report").


                                                                                Year Ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                          1997                          1996                          1995
                                                 -----------------------      ------------------------     -------------------------
                                                 Average                      Average                       Average
                                                 Balance        Interest      Balance        Interest       Balance         Interest
                                                 -------        --------      -------        --------       --------        --------
                                                                                   (In thousands)
Interest-earning assets:
 Mortgage loans                                 $ 115,356       $  9,831      $ 102,420       $  8,147      $  91,550       $  6,791

 Other loans                                       14,164          1,508         12,333          1,269          5,467            457

 Mortgage-backed securities                         8,489            536          4,982            345          5,938            385

 Securities                                        17,329          1,047          8,144            496          8,984            594

 Other interest-earning assets                      8,479            399          6,223            285          2,252            102
                                                  -------       --------       --------       --------       --------       --------

Total interest-earning assets                     163,817         13,321        134,102         10,542        114,191          8,329

Non-interest-earning assets                        10,195                         4,997                         4,344
                                                  -------                      --------                      --------
 Total assets                                   $ 174,012                     $ 139,099                     $ 118,535
                                                  =======                      ========                      ========
Interest-bearing liabilities:
 Deposits                                        $152,254       $  7,208       $115,426       $  5,612       $ 95,819       $  3,684

 Other borrowings                                   1,435             98          2,904            179          2,950            176
                                                  -------       --------       --------       --------       --------       --------
Total interest-bearing liabilities                153,689          7,306        118,330          5,791         98,769          3,860

Non-interest bearing liabilities                    2,849                         2,986                         1,121
                                                  -------       --------       --------       --------       --------       --------
                                                               $   6,015                      $  4,751                      $  4,469
                                                                ========                      ========                      ========

 Total liabilities                                156,538                       121,316                        99,890
Stockholders' equity                               17,474                        17,783                        18,645
                                                  -------                      --------                      --------
 Total liabilities and stockholders' equity      $174,012                      $139,099                      $118,535
                                                 ========                      ========                      ========




                                                           Year Ended
                                                            March 31,
                                               ---------------------------------
                                                  1997        1996         1995
                                               --------    --------     --------
Yield on:
 Mortgage loans                                    8.52%       7.95%        7.42%
 Other loans                                      10.65       10.29         8.36
 Mortgage-backed securities                        6.31        6.92         6.48
 Securities                                        6.04        6.09         6.61
 Other interest-earning assets                     4.71        4.58         4.53
   All interest-earning assets                     8.13        7.86         7.29
Rate paid on:
 Deposits                                          4.73        4.86         3.84
 Other borrowings                                  6.83        6.16         5.97
   All interest-bearing liabilities                4.75        4.89         3.91

Interest rate spread (1)                           3.38%       2.97%        3.38%
                                                ========    ========     =======
Net yield (2)                                      3.67%       3.54%        3.91%
                                                ========    ========     =======

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



                                                       Year Ended                 Year Ended
                                                     March 31, 1997             March 31, 1996
                                                         Versus                     Versus
                                                     March 31, 1996             March 31, 1995
                                              --------------------------  ----------------------------
                                               Volume    Rate     Net     Volume      Rate      Net
                                              --------  ------  --------  -------  ---------  --------
                                                                  (In thousands)
Increase (decrease) in interest earned on:
Interest-earning assets-
 Mortgage loans                               $ 1,074    $610   $ 1,684   $  847    $   509   $ 1,356
 Other loans                                      193      46       239      686        126       812
 Mortgage-backed securities                       218     (27)      191      (69)        29       (40)
 Securities                                       555      (4)      551      (53)       (45)      (98)
 Other interest-earning assets                    106       8       114      182          1       183
                                              -------    ----   -------   ------    -------   -------
  Total                                         2,146     633     2,779    1,593        620     2,213
                                              -------    ----   -------   ------    -------   -------

Decrease (increase) in interest paid on:
Interest-bearing liabilities-
 Deposits                                      (1,742)    146    (1,596)    (839)    (1,089)   (1,928)
 Other borrowings                                 106     (25)       81       10        (13)       (3)
                                              -------    ----   -------   ------    -------   -------
  Total                                        (1,636)    121    (1,515)    (829)    (1,102)   (1,931)
                                              -------    ----   -------   ------    -------   -------

  Net (decrease) increase in net
   interest income                            $   510    $754   $ 1,264   $  764    $  (482)  $   282
                                              =======    ====   =======   ======    =======   =======


ASSET/LIABILITY MANAGEMENT

The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis than its interest-earning assets. The Banks have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. The Banks' strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against fluctuations in interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage ("ARM") loans secured by one-to-four-family residences and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and undertaking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At March 31, 1997, the Banks' gap is negative and a period of rising interest rates could have an adverse effect on earnings. However, management believes that the Banks' strong capital positions are sufficient to protect the Banks from the negative effects on net income of interest rate changes.

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

Historically, the Banks have not experienced the level of volatility in net interest income indicated by the cumulative one-year gap ratio. The primary reason for this is that the Banks have a relatively large base of deposit products that do not reprice on a contractual basis. These deposit products are primarily traditional passbook accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within 90 days" repricing category and comprise 30.1% of total interest-bearing liabilities.
The rates paid on these accounts are typically sensitive to changes in market-interest rates only under certain conditions, such as market interest rates falling to historically low levels.

Interest Rate Sensitivity Analysis
----------------------------------

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1997, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Bank. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.

                                                     At March 31, 1997
                             -------------------------------------------------------------------
                               Within        91 To        181 Days       1 Year        3 Year
                               90 Days      180 Days     To 1 Year     To 3 Year     To 5 Year
                             -----------  ------------  ------------  ------------  ------------
                                                    (Dollars in thousands)

Interest-earning assets:
 Loans receivable (3)          $ 28,996      $ 16,148       $33,292       $27,800       $ 7,006
 Mortgage-backed securities       5,971           ---         4,228            --         1,242
 Securities (1)(2)                1,700           251         3,293         5,398         3,355
 Cash investments                 8,554            --            --            --            --
                               --------      --------       -------       -------       -------
Total interest-earning
 assets                          45,221        16,399        40,813        33,198        11,603
                               --------      --------       -------       -------       -------
Interest-bearing
 liabilities:
 Passbook accounts (4)           26,093            --            --            --            --
 Transaction accounts (4)        19,150            --            --            --            --
 Certificate accounts            12,790        31,814        21,423        26,007        13,013
                               --------      --------       -------       -------       -------
Total interest-bearing
 liabilities                     58,033        31,814        21,423        26,007        13,013
                               --------      --------       -------       -------       -------
Interest sensitivity
 gap per period                $(12,812)     $(15,415)      $19,390       $ 7,191       $(1,410)
                               ========      ========       =======       =======       =======
Cumulative interest
 sensitivity gap               $(12,812)     $(28,227)      $(8,837)      $(1,646)      $(3,056)
                               ========      ========       =======       =======       =======
Percentage of cumulative
 gap to total assets              (7.19)%      (15.85)%       (4.96)%       (0.92)%       (1.72)%
Cumulative ratio of
 interest-sensitive assets
 to interest-sensitive
  liabilities                     77.92%        68.58%        92.06%        98.80%        97.97%


                                            At March 31, 1997
                             ------------------------------------------------
                               5 Year     10 Year
                             to 10 Year  To 20 Year    20 Years      Total
                             ---------- -----------  -----------  ----------
                                          (Dollars in thousands)
Interest-earning assets:
 Loans receivable (3)          $ 3,731     $ 7,720      $ 5,559    $130,252
 Mortgage-backed securities        322          --        1,566      13,329
 Securities (1)(2)               1,769          --          937      16,703
 Cash investments                   --          --           --       8,554
                             ---------- -----------  -----------  ----------
Total interest-earning
 assets                          5,822       7,720        8,062     168,838
                             ---------- -----------  -----------  ----------
Interest-bearing
 liabilities:
 Passbook accounts (4)              --          --           --      26,093
 Transaction accounts (4)           --          --           --      19,150
 Certificate accounts               25           2           --     105,074
                             ---------- -----------  -----------  ----------
Total interest-bearing
 liabilities                        25           2           --     150,317
                             ---------- -----------  -----------  ----------
Interest sensitivity
 gap per period                $ 5,797     $ 7,718      $ 8,062    $ 18,521
                             ========== ===========  ===========  ==========
Cumulative interest
 sensitivity gap               $ 2,741     $10,459      $18,521    $ 18,521
                             ========== ===========  ===========  ==========
Percentage of cumulative
 gap to total assets              1.54        5.87%       10.40%      10.40%
Cumulative ratio of
 interest-sensitive
 assets to interest-
 sensitive liabilities          101.82      106.96%      112.32%     112.32%


(1) Includes $326 of FHLB-Atlanta stock, which represents the stock balance in excess of the amount required to be held, as due in the within 90 day category. The FHLB Atlanta stock required to be owned by the Bank is shown as due in more than twenty years.

(2) Includes $10,330 in securities available for sale; such securities are reflected in the above table based on their contractual maturity.

(3) Includes $331 in loans held for sale; such loans are reflected in the above table in the within 90 days category.

(4) Assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are typically not sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced.

LENDING ACTIVITIES

General
-------

The Banks' loan portfolios are comprised primarily of first mortgage loans secured by one-to four-family residences, a majority of which are adjustable rate, conventional mortgage loans. At March 31, 1997, 75.25% of the total loan portfolio consisted of one-to-four family residential loans, of which approximately 76% were ARM loans.

The Banks originate loans on real estate located in their primary lending areas in West Jefferson, Northern Shelby and Bibb Counties of Alabama, which include Bessemer, Pelham, Hueytown, Hoover, West Blocton, Centreville, and the western suburbs of Birmingham. First Federal has authority within regulatory limitations to originate loans secured by real estate throughout the United States but has exercised this authority outside its primary lending area only on a limited basis.

The Banks have never purchased servicing rights. During fiscal 1997, the Banks sold fixed rate loans in the secondary market and First Federal retained servicing for only a portion of those loans; servicing rights are immaterial.

Residential Lending - One-to Four-Family
----------------------------------------

The Banks offer various adjustable rate one-to-four family residential loan products. The Banks' ARM loans generally are subject to a limitation of 2% per adjustment for interest rate increases and decreases, with a lifetime cap of 6% on increases. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. Interest rates and origination fees on ARM loans are priced to provide a profit margin and not necessarily to be competitive in the local market. The Banks' one-to four-family residential ARM loans do not provide for negative amortization.

The Banks generally make one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increase of interest rate. First Federal usually charges an origination fee of 1.00% to 2.00% on one-to-four family residential mortgage loans. First Federal and First State each have loan policies that require approval by a loan committee or their respective Board of Directors for loans over specified amounts. The Boards of Directors of First Federal and First State are furnished with an analysis of the respective monthly loan activity.

In addition to ARM lending, the Banks may originate fixed-rate one-to-four family residential loans. However, at this time, the majority of all fixed rate loans are being sold into the secondary market. The Banks have established investor relationships with several banks and mortgage companies. In addition, First Federal is approved by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Corporation (FNMA) to sell and service loans. These outlets allow the Banks to offer more diversified products and enhances the management of interest rate risk. At March 31, 1997, fixed rate loans represented 24% of the one-to-four family residential loans. The Banks apply the required underwriting procedures in making these fixed-rate mortgage loans.

Residential Lending - Multi-Family
----------------------------------

The Banks also originate loans secured by multi-family residences within 100 miles of its market area on a case-by-case basis. Loans originated on multi-family dwellings are generally adjustable rate mortgages with terms of 15 years but may be as long as 25 years. Generally, all such loans amortize over the life of the loan. The Banks generally make multi-family mortgage loans up to 65% of the appraised value of the property securing the loan. Such appraised value is determined by an independent appraiser previously approved by the Banks. In addition, properties securing multi-family loans must be used solely for residential purposes. The Banks had multi-family loans outstanding totaling $14,590 at March 31, 1997. No multi-family loan was delinquent ninety days or more at March 31, 1997.

Commercial Real Estate Lending
------------------------------

Loans secured by commercial real estate totaled approximately $9.5 million, or 7.45% of the Banks' total loan portfolio, at March 31, 1997. Commercial real estate loans are generally originated in amounts up to 65% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by each Bank. The Banks' commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at March 31, 1997, most are located within 100 miles of the Banks' office locations and were made to local customers of the Banks. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates generally based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates and may carry prepayment penalties. At March 31, 1997, all commercial real estate loans delinquent ninety days or more totaled $560,000.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Banks seek to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

Construction Lending
--------------------

The Banks have several construction loan programs. At March 31, 1997, the Bank had $5.5 million in construction loans outstanding or 4.34% of the Banks' loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $2.5 million was undisbursed at March 31, 1997, and consisted of loans to individuals for construction of residential properties. The Banks presently charge adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on site inspection.

Consumer Lending
----------------

As community-oriented lenders, the Banks offer certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $12.4 million or 9.78% of the Banks' total loan portfolio, at March 31, 1997. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk. At
March 31, 1997, all consumer loans delinquent 90 days or more totaled $311,000.

The Banks also make loans secured by second mortgage loans on residential property. The Banks' loans secured by second mortgages amounted to $2.3 million at March 31, 1997. Second mortgage loans may be extended for up to 80% of the appraised value of the property less existing liens. The Banks generally hold the first mortgage loans on the properties securing the second mortgages.

Home Equity Lending
-------------------

First Federal began offering home equity loans during fiscal 1995. Home equity loans may be made not to exceed 80% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At March 31, 1997, the outstanding home equity loan balance was $2,302,157.

Commercial Lending
------------------

The Banks originate commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Banks' respective market areas. Commercial loans are adjustable rate loans and generally secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $7.8 million or 6.15% of the Banks' total loan portfolio, at March 31, 1997. At March 31, 1997, all commercial loans delinquent ninety days or more, totaled $56,000.

Analysis of Loan Portfolio and Mortgage-backed Securities
---------------------------------------------------------

The following table sets forth the composition of the Banks' mortgage and other loan portfolios and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated. At March 31, 1997, the Banks had no concentrations of loans exceeding 10% of total loans that are not disclosed below. The increase in loans to the March 31, 1996, level from March 31, 1995, is primarily the result of the acquisition of First State.


                                                     At March 31,
                                       ------------------------------------
                                              1997               1996
                                       -----------------   ----------------
                                                 Percent            Percent
                                                   of                 of
                                       Amount     Total    Amount    Total
                                       ------    -------   ------   -------
                                              (Dollars in thousands)
Mortgage loans:
  One-to-four family
   residential                         $95,451    75.25%  $100,596   79.71%
  Commercial real estate                12,849    10.13      8,237    6.53
  Other                                  1,741     1.37      4,010    3.18
                                      --------   ------   --------  ------
Total mortgage loans                   110,041    86.75    112,843   89.42
                                      --------   ------   --------  ------
Consumer loans:
  Savings accounts                         927      .73      1,007     .80
  Other                                 11,480     9.05     10,462    8.29
                                      --------   ------   --------  ------
Total consumer loans                    12,407     9.78     11,469    9.09
                                      --------   ------   --------  ------

Commercial loans                         7,804     6.15      6,527    5.17
                                      --------   ------   --------  ------
  Total loans receivable               130,252   102.68    130,839  103.68
                                      --------   ------   --------  ------
Less:
  Undisbursed portion of
    mortgage loans                       2,523     1.99      3,381    2.68
  Escrow, net                              177      .14        173     .14
  Allowance for loan losses                733      .58        621     .49
  Net deferred loan fees (cost)            (33)    (.03)       461     .37
  Discount on loans purchased                3       --          4      --
                                      --------   ------   --------  ------
                                         3,403     2.68      4,640    3.68
                                      --------   ------   --------  ------
    Loans receivable, net             $126,849   100.00%  $126,199  100.00%
                                      ========   ======   ========  ======
Mortgage-backed securities:
  FNMA                                $  7,038    52.80%  $  3,218   67.52%
  FHLMC                                    225     1.69        367    7.70
  GNMA                                   5,818    43.65      1,048   21.99
                                      --------   ------   --------  ------
     Total mortgage-backed
       securities                       13,081    98.14      4,633   97.21
     Unearned premiums, net                248     1.86        133    2.79
                                      --------   ------   --------  ------
     Mortgage-backed
       securities, net                $ 13,329   100.00%  $  4,766  100.00%
                                      ========   ======   ========  ======


Loan Maturity
-------------

The following table shows the maturity of the Banks' loan portfolio at March 31, 1997, based upon contractual maturity.


                                                                  March 31, 1997
                                  --------------------------------------------------------------------------
                                   One-to Four      Multi-Family
                                     Family             and
                                   Residential       Commercial      Consumer       Commercial
                                      Loans         Real Estate        Loans          Loans          Total
                                  --------------    ------------    -----------    ------------    ---------

                                                              (Dollars in thousands)

Amounts Due:
 One year or less                   $   8,713        $   3,179      $   3,379       $   5,424      $   20,695
 One year through 5 years               4,317            2,035          7,189           2,134          15,675
 After 5 years                         82,421            9,376          1,839             246          93,882
                                    ---------        ---------      ---------       ---------      ----------
                                    $  95,451        $  14,590      $  12,407       $   7,804      $  130,252
                                    =========        =========      =========       =========      ==========
Less:
 Undisbursed portion of mortgages                                                                  $    2,523
 Discount on loans purchased                                                                                3
 Net deferred loan fees (cost)                                                                            (33)
 Allowance for loan losses                                                                                733
 Escrow, net                                                                                              177
                                                                                                   ----------
Loans receivable, net                                                                              $  126,849
                                                                                                   ==========

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

The following table sets forth at March 31, 1997, the dollar amount of loans and mortgage-backed securities due after March 31, 1998, based upon contractual maturity dates, and whether such loans have fixed interest rates or adjustable interest rates:

                                                     DUE AFTER MARCH 31, 1998
                                                  ------------------------------
                                                   FIXED    ADJUSTABLE    TOTAL
                                                  -------   ----------   -------
                                                         (In thousands)

Mortgage Loans:
   One-to four-family                             $14,711    $72,027    $ 86,738
   Multi-family and commercial real estate          1,938      9,473      11,411
                                                  -------    -------    --------
      Total mortgage loans                         16,649     81,500      98,149
                                                  -------    -------    --------
Consumer loans                                      9,028         --       9,028
                                                  -------    -------    --------
Commercial loans                                      654      1,726       2,380
                                                  -------    -------    --------
      Total loans receivable                      $26,331    $83,226    $109,557
                                                  =======    =======    ========

Loan Origination, Commitment and Other Loan Fees
------------------------------------------------

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

Loan Delinquencies, Nonperforming Assets and Classified Assets
--------------------------------------------------------------

The Banks consider nonperforming assets to include nonaccruing loans, accruing loans delinquent 90 days or more and real estate owned. The Banks' policies are to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Banks obtain title of the real estate securing the loan in foreclosure proceedings. At March 31, 1997, the Banks had no restructured loans within the meaning of Financial Accounting Standards Board Statement 15. The following table is an analysis of the Banks' nonperforming assets.


                                                At March 31,
                                            ------------------
                                              1997       1996
                                            -------    -------
                                          (Dollars in thousands)

Nonaccrual loans                            $   719    $   240
Accruing loans delinquent 90 days
   or more:
      Mortgage loans                          1,020        285
      Consumer loans                            116         74
      Commercial loans                           30         --
                                            -------    -------
   Total non-performing loans                 1,885        599
Real estate owned                               131         12
                                            -------    -------
   Total non-performing assets              $ 2,016    $   611
                                            =======    =======
Allowance for uncollected interest          $    38    $    11
                                            =======    =======
Non-performing assets to total assets          1.13%       .37%
                                            =======    =======
Non-performing loans to total loans,
   net                                         1.49%       .47%
                                            =======    =======

The increase in nonperforming assets from the unusually low level of the previous year is primarily the result of several nonperforming mortgage loans which are considered adequately collateralized. Based on an evaluation of the collateral for these loans, no loss is anticipated. The nonperforming loan levels of the Banks remain favorable when compared to industry averages.

At March 31, 1997, there were no loans not included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at March 31, 1997, would have increased by approximately $38,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for fiscal 1997 was approximately $42,000.

Allowance for Loan Losses
-------------------------

Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and, if necessary, by provisions charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the composition of the loan portfolio, current economic conditions, past loss histories and other factors that warrant recognition in providing for an adequate allowance. Ultimate losses may vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other relevant considerations become known.

The following table sets forth information regarding the Banks' allowance for loan losses for the periods and at the dates indicated.

                                              Year Ended March 31,
                                             ----------------------
                                                1997        1996
                                             ---------    ---------
                                             (Dollars in thousands)

Balance at beginning of period                $  621       $  242
Provision for loan losses                        186           75
Addition of First State (1)                       --          320

Charge-offs:
   Mortgage loans                                 41           42
   Consumer loans                                191           54
   Commercial loans                               10           --
                                              ------       ------
     Total Charge-offs                           242           96
                                              ------       ------
Recoveries:
   Mortgage loans                                 25           59
   Consumer loans                                137           19
   Commercial loans                                6            2
                                              ------       ------
     Total Recoveries                            168           80
                                              ------       ------
Charge-offs, net of recoveries                    74           16
                                              ------       ------
Balance at end of period                      $  733       $  621
                                              ======       ======
Ratio of allowance for loan losses to
   total loans receivable at the end
   of period                                     .58%         .49%
                                              ======       ======
Ratio of allowance for loan losses to
   non-performing loans (2)                    38.89%      103.67%
                                              ======       ======
Ratio of allowance for loan losses to
   non-performing assets (3)                   36.36%      101.64%
                                              ======       ======
Ratio of net charge-offs during the period
   to average loans outstanding during the
   period                                        .06%         .01%
                                              ======       ======

(1)  Reflects acquisition of First State.

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

                                         March 31,
                          ------------------------------------
                                 1997               1996
                               --------           --------
                          Amount    Percent   Amount   Percent
                          ------    -------   ------   -------
                                 (Dollars in thousands)

Mortgage                  $  392      53.5%   $  396     63.8%
Consumer                     173      23.6       130     20.9
Commercial                   168      22.9        95     15.3
                          ------    ------    ------   ------
   Total                  $  733     100.0%   $  621    100.0%
                          ======    ======    ======   ======

Classified Assets
-----------------

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its' federal regulators, which can order the establishment of additional general or specific loss allowances. At March 31, 1997, the Banks had no assets classified as loss, $119,000 classified as doubtful, $2.3 million of assets classified as substandard, and $103,000 designated as special mention. The Banks' total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 1.4% of the Banks' total assets at March 31, 1997. At that date, primarily all of the Banks' classified assets were one-to-four family residences and commercial mortgage loans in the Banks' market areas.

MORTGAGE-BACKED SECURITIES AND OTHER INVESTMENT ACTIVITIES

The Banks have investments in mortgage-backed securities and have, at times, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of March 31, 1997, ranging from 6.08% to 9.50%. At March 31, 1997, net mortgage-backed securities totaled $13.3 million, or 7.47% of total assets.

At March 31, 1997, the Banks had 17.6% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Banks primarily invest in U. S. Government obligations and agency obligations. The Banks hold cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks and federal funds sold, the latter being generally sold for one day periods.

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

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Banks' mortgage-backed and investment securities, both held to maturity and available for sale, at March 31, 1997. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.

                                              After One Through   After Five Through
                            One Year or Less      Five Years           Ten Years       After Ten Years               Total
                            ----------------  -----------------   ------------------  -----------------    ------------------------
                                    Weighted            Weighted            Weighted           Weighted                    Weighted
                          Amortized  Average Amortized   Average  Amortized  Average  Amortized Average    Amortized Fair   Average
                             Cost     Yield     Cost      Yield      Cost     Yield     Cost     Yield       Cost    Value  Yield
                           --------  -------  -------    -------   -------   -------   ------   -------     ------- ------- -------
Interest bearing
 deposits                  $ 4,354     5.40%    $----      ----%    $ ----    ----%    $ ----    ----%     $ 4,354   $ 4,354  5.40%

Federal funds                4,200     5.44      ----      ----       ----    ----       ----    ----        4,200     4,200  5.44

Mortgage-backed
   securities                2,730     7.19     1,242      8.51        322     8.38     9,035    6.83       13,329    13,382  7.10

U.S. Government and
   agency securities (2)     3,804     5.21     9,554      6.24      1,088     6.66      ----    ----       14,446    14,320  6.00

State, County and
   Municipal
   securities                   25     7.20       265      6.10        700     5.31       ---    ----          990     1,012  5.57

FHLB-Atlanta stock(1)          326     7.25       ---      ----        ---     ---        937    7.25        1,263     1,263  7.25

Federal Reserve stock          130     6.00       ---      ----        ---     ---        ---    ----          130       130  6.00

(1) The $326 amount of FHLB-Atlanta stock, which represents the stock balance in excess of the amount required to be held, is shown as due in one year or less. The FHLB-Atlanta stock required to be owned by First Federal is shown as due after ten years.

(2) Includes securities held for maturity and available for sale. The securities are reflected in the above table based on their carrying value and contractual maturity. The weighted average yield does not include unrealized gains and losses on fair value of available for sale securities.

DEPOSITS, BORROWINGS AND OTHER SOURCES OF FUNDS

General
-------

The Banks' primary sources of funds are deposits and principal, interest and dividend payments on loans, mortgage-backed securities and investments.

Deposits
--------

The Banks offer a variety of deposit accounts having a range of interest rates and terms. The Banks' deposits consist of passbook savings, checking accounts, money market deposits, IRA and certificate accounts. The Banks currently have one ATM facility with an additional facility to be located at the Vance branch and issue ATM cards on checking accounts. Compound interest is paid on most of the Banks' deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. The Banks' deposits are obtained primarily from the areas in which the branches are located. The Banks also maintain collateralized deposits in excess of $100,000 held by the State of Alabama and certain other depositors. Generally, the Banks price the deposit rates relative to existing treasury market rates. The Banks rely primarily on customers as their source to attract and retain these deposits. The Banks do not seek and have no brokered deposits.

Average Balance and Average Rate of Deposits
--------------------------------------------

The average balance of deposits and average yields are summarized for the periods indicated in the following table.


                                     Year Ended March 31,
                        -----------------------------------------------
                             1997             1996            1995
                        ---------------  --------------  --------------
                         Amount   Rate   Amount   Rate   Amount   Rate
                        --------  -----  -------  -----  -------  -----
                                    (Dollars in thousands)
Transaction accounts    $ 22,813  1.71%  $15,368  2.32%  $14,557  2.39%
Passbook accounts         26,030  3.20    27,293  3.19    24,121  3.12
Certificates             103,411  5.79    74,078  5.91    57,141  4.50

Large Certificates of Deposit
-----------------------------

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 1997.


Maturity Period                   Amount
---------------               --------------
                              (In thousands)
Three months or less             $  1,671
Over three through six months       5,513
Over six through 12 months          4,513
Over 12 months                      7,260
                                 --------
 Total                           $ 18,957
                                 ========

Borrowings
----------

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

At March 31, 1997, First Federal had $1.0 million outstanding in advances from the FHLB-Atlanta. First Federal also has available a fed fund line of credit and reverse repurchase line which were not used during the year. See Note 8 of the Notes to Consolidated Financial Statements for additional information on First Federal's borrowings. First Federal had borrowings of $80,090 at March 31, 1997, which is a loan associated with the Employee Stock Ownership Plan ("ESOP") established in connection with First Federal's 1991 mutual-to-stock conversion. The Company is the lender on the ESOP loan. The loan is eliminated in consolidation.

COMPETITION

The Banks face strong competition both in making loans and in attracting deposits. A large number of financial institutions, including commercial banks, savings associations, credit unions, and other nonbank financial companies, compete in the greater Birmingham, Alabama metropolitan area, in which the primary service areas of Banks are located. Most of these companies are competitors of the Banks to varying degrees. The Banks also compete with many larger banks and other financial institutions that have offices over a wide geographic area. These larger institutions have certain inherent competitive advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. In addition, competition in the Banks' service areas may increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "Regulation and Supervision of the Banks."

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

General
-------

  As a bank holding company, the Company is subject to FRB regulation and supervision under the Bank Holding Company Act of 1956, as amended (the "BHC
Act").   The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws. The Company formerly was also registered as a savings and loan holding company with the OTS; however, legislation recently enacted by the United States Congress eliminated OTS regulation and supervision of holding companies that, like the Company, have both bank and savings association subsidiaries.

  First Federal, as a federal savings bank, is subject to regulation, supervision and regular examination by the OTS. First State, as an Alabama commercial bank that is a member of the Federal Reserve System, is subject to regulation, supervision and regular examination both by the Banking Department and by the FRB. The deposits of both Banks are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Federal and Alabama banking laws and regulations control, among other things, the Banks' required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Banks' operations.

  Supervision, regulation and examination of First Federal and First State by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Banks.

Regulation and Supervision of the Banks
---------------------------------------

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

  Under OTS regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets, and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the federal bank regulators, including the OTS, have adopted regulations that impose certain restrictions on depository institutions that have a ratio of total capital to risk-weighted assets ("total risk-based capital ratio") of less than 8% or a ratio of Tier 1 capital to risk-weighted assets ("Tier 1 risk-based capital ratio") of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system). See "Prompt Corrective Regulatory Action."

  Under the OTS capital regulations, "core capital" is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets, with limited exceptions for purchased mortgage servicing rights ("PMSRs"), purchased credit card relationships ("PCCRs") and certain intangible assets arising from prior regulatory accounting practices. Tangible capital has the same definition as core capital but is reduced by the amount of all the savings association's intangible assets with only a limited exception for PMSRs and PCCRs. Core and tangible capital are further reduced by the amount of a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At March 31, 1997, First Federal had no such investments.

  In determining compliance with the risk-based capital requirement, a savings institution is permitted to use both core and supplementary capital, provided that the amount of supplementary capital does not exceed the institution's core capital. Supplementary capital includes preferred stock that does not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the institution's loan and lease loss allowance. The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight, which ranges from 0% to 100% as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset. Comparable risk weights are assigned to off-balance sheet assets.

  The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirement, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

  At March 31, 1997, First Federal's tangible capital ratio was 7.8%; its core, or "leverage" capital ratio was 7.8%; its Tier 1 risk-based capital ratio was 13.3%; and its total risk-based capital ratio was 13.8%. Accordingly, it satisfied all minimum regulatory capital requirements.

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

  At March 31, 1997, First State's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 8.8%, 15.0% and 16.2%, respectively. Accordingly, it satisfied all minimum regulatory capital requirements.

  See Note 17 of the Notes to Consolidated Financial Statements for additional information related to regulatory capital.

Federal Deposit Insurance. First Federal and First State are required to pay assessments based on a percentage of their insured deposits to the FDIC for insurance of their deposits by the SAIF and the BIF, respectively. Under the FDIC's risk-based deposit insurance assessment system, the insurance assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution. Institutions are assigned by the FDIC to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- and, within each capital category, to one of three supervisory subgroups.

For the first half of 1997, the FDIC set the effective insurance assessment rates for both BIF- and SAIF-insured institutions at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate (currently estimated at approximately 2.4 basis points) to service the FICO obligations.

Standards for Safety and Soundness. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal bank regulatory agencies were required to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The federal bank regulators, including the FRB and the OTS, adopted Interagency Guidelines Establishing Standards for Safety and Soundness and a rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines required depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature, and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and assets growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines.

In addition, on July 10, 1995, the federal banking agencies, including the OTS and FRB, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC-insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Banks.

  Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. As required by FDICIA, the banking regulators, including the OTS and the FRB, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

  Under the joint prompt corrective action regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of March 31, 1997, both First Federal and First State were "well-capitalized" as defined by the regulations.

  Transactions with Affiliates. Each of the Banks is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Banks unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by each of the Banks are generally limited in amount as to the Company and as to any other affiliate to 10% of each Bank's capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of each Bank's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. In general, these regulations do not apply to restricted transactions between the Banks.

  Dividend Limitations. The Banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

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

  OTS regulations impose additional limitations on the payment of dividends and other capital distributions by First Federal. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Institution") is generally permitted without OTS approval to make capital distributions during a calendar year in an amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Institution") is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the institution's level of risk-based capital. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Institution") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Institutions that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or a Tier 3 Institution. At March 31, 1997, First Federal was a Tier 1 Institution.

  The approval of the FRB and the Alabama Superintendent of Banks is required if the total of all the dividends declared by First State in any calendar year exceeds First State's net income as defined for that year combined with its retained net income for the preceding two calendar years.

  Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.4 million of transaction accounts, and reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of March 31, 1997, the Banks met their reserve requirements.

  Liquidity Requirements.   First Federal is required by OTS regulation to
maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawalable savings deposits plus short-term borrowings. The average daily liquidity ratio of First Federal for the month ended March 31, 1997 was 13.10%. First Federal is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawalable savings accounts and borrowings payable in one year or less. First Federal was in compliance with the 1% requirement at March 31, 1997. Monetary penalties may be imposed for failure to meet liquidity requirements. First State is not subject to these or any similar liquidity requirements.

  The OTS has proposed to revise its liquidity regulations to decrease the burden of compliance with such rules. Specifically, the OTS proposal would (1) reduce the liquidity base by excluding withdrawable accounts payable in more than one year from the definition of "net withdrawable accounts," (2) reduce the liquidity requirement from 5% of net withdrawable accounts and short-term borrowing to 4%, (3) remove the 1% short-term liquidity requirement, and (4) expand the categories of liquid assets that may count toward satisfaction of the liquidity requirement.

  Federal Home Loan Bank System. The FHLB System consists of 12 district Federal Home Loan Banks ("FHLBs") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, First Federal is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. First Federal was in compliance with this requirement, with an investment in FHLB of Atlanta stock at March 31, 1997 of $1,263,000. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At March 31, 1997, First Federal had $1.0 million in advances outstanding from the FHLB of Atlanta.

  Qualified Thrift Lender Test. The Home Owners' Loan Act (the "HOLA") and OTS regulations require all savings institutions, such as First Federal, to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or
(ii) satisfy the HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain Qualified Thrift Investments ("QTIs"). For purposes of the HOLA's QTL test, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. QTIs consist of (a) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (b) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (c) loans to small businesses, education loans and credit card loans. In addition, subject to a 20% of portfolio assets limit, savings institutions may treat as QTIs 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas.

  A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its FHLB. At March 31, 1997, First Federal qualified as a QTL. The QTL test is not applicable to First State.

Regulation and Supervision of the Company
-----------------------------------------

  As a bank holding company under the BHC Act, the Company is subject to regulation, supervision and examination by the FRB. The Company is required to furnish annual and quarterly reports to the FRB and to furnish such additional information as the FRB may require pursuant to the BHC Act.

  Regulatory Capital Requirements. The FRB has adopted capital requirements for bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements generally parallel the capital requirements for state member banks, described above. In addition, under the FRB capital rules, any bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual risks, it will consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

  At March 31, 1997, the Company complied with all of its regulatory capital requirements, with a leverage ratio of 9.4%, a Tier 1 risk-based capital ratio of 15.9%, and a total risk-based capital of 16.7%.

  Activities Restrictions. As a bank holding company, the Company is prohibited under the BHC Act, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, such as the operation of a savings association, that have been identified by statute or by FRB regulation or order as activities closely related to the business of banking or managing or controlling banks. The activities of the Company and of its non-bank subsidiaries are subject to these legal and regulatory limitations under the BHC Act and the FRB's regulations thereunder.

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

  Restrictions on Acquisitions. Under the BHC Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

  Any company must obtain approval of the FRB prior to acquiring control of the Company. For purposes of the BHC Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company.

        Interstate Acquisition. The BHC Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. As a result, Alabama banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Alabama banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. Under the Riegle-Neal Act and Alabama law, the FRB may not approve the acquisition of a bank in Alabama if such bank has not been in existence for at least five years or, if following the acquisition, the acquiring bank holding company and its depository institution affiliates would control 30% or more of the deposits in depository institutions in Alabama. In addition, the Riegle-Neal Act authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Alabama has enacted "opt-in" legislation that, effective May 31, 1997, expressly authorizes Alabama banks to participate in interstate mergers in accordance with the Riegle-Neal Act.

        In addition, the State of Alabama has enacted reciprocal interstate legislation that permits savings institutions, and their holding companies in Alabama to be acquired by regional thrift institutions, or their holding companies, and permits Alabama thrift institutions, and their holding companies, to acquire thrift institutions in 15 designated jurisdictions in the Southeast, if such jurisdictions have enacted reciprocal statutes. Most of such jurisdictions have authorized interstate thrift acquisitions in one form or another.

        OTS regulators generally permit federal savings institutions, like First Federal, to branch in any state or states of the United State and its territories. However, recently proposed federal legislation would, if enacted, restrict First Federal's ability to open branches in states other than Alabama. See "Proposed Legislation."

        The effect of the Riegle-Neal Act and of the OTS regulation permitting interstate branching by federal savings institutions may be to increase competition among depository institutions in Alabama.

        Dividends. The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. Under applicable FRB policy statement, a bank holding company should pay cash dividends only to the extent that net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the FRB's prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

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

Effects of Governmental Policy.
------------------------------

        The earnings and business of the Company and the Banks are affected by the policies of various regulatory authorities of the United States, particularly the FRB. Important functions of the FRB, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets. The nature and timing of any future changes in the regulatory policies of the FRB and other federal agencies and their impact on the Banks are not predictable.

Proposed Legislation.
---------------------

        The United States Congress currently is considering several wide-ranging proposals that would alter the structure, regulation and competitive relationships of the nations's financial institutions. Among the bills under consideration are proposals to expand the powers of commercial banks and bank holding companies, to repeal the statutory separation of the commercial banking industry from investment banking, and to eliminate the federal thrift charter by requiring all federal savings institutions (such as First Federal) to convert to a national bank or a state bank or thrift charter. If legistlation currently pending in the House of Representatives were to be adopted in its current form, it would eliminate certain advantages now enjoyed by federal savings institutions, such as unrestricted interstate branching. As consideration of the proposed legislation is in its early stages, the Company cannot predict whether, or in what form, any of these proposals will be adopted or the extent to which the business of the Company or the Banks may be affected thereby.

TAXATION

Federal Taxation
----------------

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal or First State. For federal income tax purposes, the Company reported its income and expenses on the accrual method of accounting under SFAS No. 109 "Accounting for Income Taxes" and files its federal income tax returns on a consolidated basis. For its taxable year ended March 31, 1997, the Company was subject to a maximum federal income tax rate of 34%. The Banks have not been audited by the Internal Revenue Service for any recent year subject to audit.

Corporate Alternative Minimum Tax
---------------------------------

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

Additionally, AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Banks, whether or not an AMT is paid.

See Note 10 of the Notes to Consolidated Financial Statements for additional information related to income taxes and the bad debt reserve.

State and Local Taxation
------------------------

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

PERSONNEL

As of March 31, 1997, First Federal had 39 full-time employees and 3 part-time employee. At March 31, 1997, First State had 26 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit, and the Banks consider their relationship with the employees to be good.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT:
                  -------------------------------------
The following table sets forth certain information with respect to the persons who are executive officers of the Company:

Executive Officers          Age                Positions Held
------------------------    ---    --------------------------------------
B. K. Goodwin, III           45    Chairman of the Board, Chief Executive
                                     Officer and President

C. Larry Seale               60    Executive Vice President

Lynn J. Joyce                33    Vice President, Secretary, Treasurer
                                     and Financial Officer

James E. Smith, Jr.          47    Vice President


ITEM 2.  PROPERTIES:
         -----------

First Federal conducts its business through its main office located in Bessemer, Alabama, and three branch offices located in Pelham, Hueytown and Hoover, Alabama. A new First Federal branch is currently under construction in Vance, Alabama. First State conducts its business through its main office located in West Blocton, Alabama, and two branch offices located in Woodstock and Centreville. The Holding Company believes that the Banks' current facilities are adequate to meet the present and immediately foreseeable needs of the Banks and the Holding Company. The following table sets forth information relating to each of the Banks' offices as of March 31, 1997, which totaled a net book value of $2,642,000. See also Notes 1 and 13 of the "Notes to Consolidated Financial Statements."

                                                          Net
          First Federal         Leased or    Date    Book Value at
            Locations             Owned     Opened   March 31, 1997
          -------------         ----------  ------   --------------
                                                     (In thousands)
Main Office -
  1630 Fourth Avenue, No.         Owned      1961      $  956 (3)
  Bessemer, Alabama 35020

Branches -
  1351 Hueytown Road
  Hueytown, Alabama 35023         Owned      1966          32 (3)

  Food World Plaza
  Pelham, Alabama 35124          Leased (1)  1973         N/A (2)

  1604 Montgomery Hwy.
  Hoover, Alabama 35216           Owned      1992         508 (3)

  18704 Highway 11, North
  Vance, Alabama 35490            Owned      1997          61 (4)

Other fixed assets, net                                   351
           First State
            Locations
           -----------
Main Office -
  Main Street                     Owned      1965         229 (3)
  West Blocton

Branches -
  125 Birmingham Rd               Owned      1979         150 (3)
  Centreville, Alabama  35042

  Highway 5                       Owned      1985         214 (3)
  Woodstock, Alabama  35188

Other fixed assets, net                                   141
                                                       ------
  Total                                                $2,642
                                                       ======

----------------------------
(1)  The lease expires May 31, 1999.
(2)  The Bank's lease is classified as an operating lease.
(3)  Includes land, building and improvements.
(4)  Includes land and amounts paid on construction in process.
     The branch is scheduled to open in July 1997.

ITEM 3.  LEGAL PROCEEDINGS:
         ------------------

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 1997, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see Note 9 to the "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders (the "Annual Report").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended March 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         ---------------------------------------------
         RELATED STOCKHOLDER MATTERS:
         ----------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE:
         ------------------------------------

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
          ---------------------------------------------------

The information contained under the section captioned "Proposal I--Election of Directors" in the Company's definitive proxy statement for the Company's 1997 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I hereof and is incorporated herein by reference. Information regarding delinquent Form 3, 4 or 5 filers is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION:
          -----------------------

The information contained in the sections captioned "Proposal I--Election of Directors--Executive Compensation and Other Benefits" and "--Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
          ---------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners -

        Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management."

(b)  Security Ownership of Management -

        Information required by this item is incorporated herein by reference to the sections captioned "Proposal I--Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

(c)  Changes in Control -

        Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
          -----------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I--Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          -----------------------------------------------------
            ON FORM 8-K:
            ------------

(a)   List of documents filed as part of this report.
      -----------------------------------------------
   (1) Financial Statements.  The following statements are incorporated by
       ---------------------
       reference from Item 8 hereof (See Exhibit 13).

       Consolidated Statements of Financial Condition as of March 31, 1997 and 1996

       Consolidated Statements of Income for the years ended March 31, 1997, 1996 and 1995

       Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

       The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

   (2) Financial Statement Schedules.
       ------------------------------
       All schedules have been omitted as the required information is either inapplicable or is included in the consolidated financial statements or notes thereto.

   (3) Exhibits.
       ---------
       A list of exhibits included in this Form 10-K or incorporated by reference is set forth in (c) below.

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997, except for an 8-K dated January 30, 1997, to report the commencement of a stock repurchase program.

(c) Exhibits-The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index
      3.1 Certificate of Incorporation of FirstFed Bancorp, Inc. (A)
      3.2 Bylaws of FirstFed Bancorp.Inc. (A)
      4.0 Stock Certificate of FirstFed Bancorp, Inc. (A)
     10.01 First Federal Savings Bank Employees' Pension Plan and Trust (A)
     10.02 Employment Agreement dated May 12, 1993 and amendment one between the First Federal Savings Bank, FirstFed Bancorp,Inc. and Fred T. Blair
             (E)

     10.03  First Federal Savings Bank Employee Stock Ownership Plan as amended and restated effective January 1, 1991 (C)
     10.04  Employment Agreement dated February 8, 1994 and amendment one between the First Federal Savings Bank, FirstFed Bancorp, Inc. and
            C. Larry Seale (E)
     10.05  First Federal Savings Bank Outside Directors' Recognition and
            Retention Plan and Trust Agreement (C)
     10.06  First Federal Savings Bank Recognition and Retention Plan and Trust
            Agreement "B" (C)
     10.07  FirstFed Bancorp, Inc. 1991 Incentive Stock Option Plan (C)
     10.08  FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors
            as amended (C)
     10.09  First Federal Savings Bank Directors' Retirement Plan as amended (C)
     10.10  Form of Indemnification Agreement (B)
     10.11  Severance Agreements dated December 14, 1993 between First Federal
            Savings, FirstFed Bancorp and James E. Smith, Lynn J. Joyce and
            Brenda M. Baswell (C)
     10.12  FirstFed Bancorp, Inc. Deferred Compensation Plan and First Federal
            Savings Bank Deferred Compensation Plan (C)
     10.13  Employment Agreement by and between the Company, the Bank and B. K.
            Goodwin, III (D)
     10.14  FirstFed Bancorp, Inc. Incentive Compensation Plan (E)
     10.15  Employment Agreement dated January 1, 1996 by and between FirstFed
            Bancorp, Inc. and B. K. Goodwin, III (F)
     10.16  Employment Agreement dated January 1, 1996 by and between First
            Federal Savings Bank and B. K. Goodwin, III (F)
     10.17  Employment Agreement dated January 1, 1996 by and between FirstFed
            Bancorp, Inc., First Federal Savings Bank and C. Larry Seale (F)
     10.18  Employment Agreement dated January 1, 1996 by and between FirstFed
            Bancorp, Inc., First Federal Savings Bank and Lynn J. Joyce (F)
     10.19  Severance Agreement by and between FirstFed Bancorp, Inc., First
            Federal Savings Bank and James E. Smith (F)
     10.20  Severance Agreement by and between FirstFed Bancorp, Inc., First
            Federal Savings Bank and Brenda M. Baswell (F)
     10.21  FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan (filed herewith)
     13     1997 Annual Report - Filed herewith only as to those portions of the
            Annual Report to stockholders for the year ended March 31, 1997, which are expressly incorporated herein by reference.
     21     Subsidiaries of the Registrant (filed herewith)
     23     Consent of Independent Public Accountants (filed herewith)

      A Incorporated herein by reference into this document from the Exhibits of the Form S-1, Registration Statement, filed on July 3,
            1991, Registration No. 33-41540.
      B     Incorporated herein by reference into this document from the Annual
            Report on Form 10-K for the year ended March 31, 1993.
      C     Incorporated herein by reference into this document from the Annual
            Report on Form 10-K for the year ended March 31, 1994.
      D Incorporated herein by reference into this document from the Quarterly Report on Form 10-Q for the quarter ended December 31,
            1994.
      E     Incorporated herein by reference into this document from the Annual
            Report on Form 10-K for the year ended March 31, 1995.
      F     Incorporated herein by reference into this document from the Annual
            Report Form 10-K for the year ended March 31, 1996.

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

                                            FIRSTFED BANCORP, INC.

Date:   June 26, l997                       /s/ B. K. Goodwin, III
      ------------------                    ------------------------
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


   /s/ B. K. Goodwin, III   Chairman of the Board,         Date: June 26, 1997
  -----------------------    Chief Executive Officer             -------------
    B. K. Goodwin, III       and President
                             (Principal Executive Officer)


   /s/ Lynn J. Joyce        Vice President,                Date: June 26, 1997
  -----------------------    Secretary, Treasurer                -------------
    Lynn J. Joyce            and Financial Officer
                             (Principal Financial and Accounting Officer)


   /s/ Fred T. Blair        Director                       Date: June 26, 1997
  -----------------------                                        -------------
    Fred T. Blair


   /s/ A. W. Kuhn           Director                       Date: June 26, 1997
  ----------------------                                         -------------
    A. W. Kuhn


   /s/ James B. Koikos      Director                       Date: June 26, 1997
  ----------------------                                         -------------
    James B. Koikos


   /s/ Malcolm E. Lewis     Director                       Date: June 26, 1997
  ----------------------                                         -------------
    Malcolm E. Lewis


   /s/ E. H. Moore, Jr.     Director                       Date: June 26, 1997
  ----------------------                                         -------------
    E. H. Moore, Jr.


   /s/ James E. Mulkin      Director                       Date: June 26, 1997
  ----------------------                                         -------------
    James E. Mulkin


   /s/ Robert E. Paden      Director                       Date: June 26, 1997
  ----------------------                                         -------------
    Robert E. Paden


   /s/ G. Larry Russell     Director                       Date: June 26, 1997
  ----------------------                                         -------------
    G. Larry Russell


                                       32