Form 10-Q
period 1997-06-30
FIRSTFED BANCORP INC
filed 1997-07-30
CIK 876947

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                       ----------------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                      Commission File Number:   0-19609
                                                -------

                            FirstFed Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                           63-1048648
----------------------------------------                     -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

       1630 Fourth Avenue North
           Bessemer, Alabama                                         35020
----------------------------------------                           ----------
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

     YES    X                 NO
         -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at July 25, 1997
----------------------------                   ----------------------------
Common Stock, $.01 par value                         1,150,998 shares

                             FIRSTFED BANCORP, INC.
                             ----------------------

                             FINANCIAL INFORMATION
                             ---------------------



                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 1997 AND MARCH 31, 1997.....................................  2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED JUNE 30, 1997 AND 1996........................................  3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED JUNE 30, 1997 AND 1996..................................  4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........................  5

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS..................................................  7

SIGNATURES .................................................................. 12


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

                            FIRSTFED BANCORP, INC.
                            ----------------------

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            --------------------------------------------------------

                         (Dollar amounts in thousands)

ASSETS                                               June 30,  March 31,
                                                       1997      1997
                                                     --------  ---------
Cash and Cash Equivalents:
  Cash on hand and in banks                          $  4,772   $  5,411
  Interest-bearing deposits in other banks              2,049      4,354
  Federal funds sold                                    9,275      4,200
                                                     --------   --------
                                                       16,096     13,965
                                                     --------   --------
Securities available for sale, at fair value           10,151     10,330
Assets held for sale, at lower of cost or market          402        331
Securities, at amortized cost, fair value of
  $5,420 and $6,395, respectively                       5,371      6,373
Mortgage-backed securities, at amortized cost,
  fair value of $12,519 and $13,382, respectively      12,552     13,329
Loans receivable, net                                 124,397    126,849
Land, buildings and equipment, net                      2,669      2,642
Goodwill                                                1,470      1,487
Real estate owned                                         763        131
Real estate held for development                          931        931
Accrued interest receivable                             1,418      1,450
Other assets                                              308        306
                                                     --------   --------
                                                     $176,528   $178,124
                                                     ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                           $156,122   $157,970
  Borrowed funds                                        1,000      1,000
  Accrued interest payable                                132        156
  Income taxes payable                                    369        318
  Dividends payable                                       154        123
     Other liabilities                                  2,130        634
                                                     --------   --------
                                                      159,907    160,201
                                                     --------   --------

Stockholders' Equity:
  Common stock, $.01 par value 3,000,000 shares
    authorized, 1,481,730 shares issued and
    1,147,848 shares outstanding                           15         14
       Paid-in capital                                  6,621      6,601
  Retained earnings                                    14,412     14,256
  Treasury stock                                       (4,320)    (2,781)
  Unearned compensation                                   (76)       (95)
  Unrealized loss on securities available
    for sale, net                                      (31)       (72)
                                                     --------   --------
                                                       16,621     17,923
                                                     --------   --------
                                                     $176,528   $178,124
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

                             FIRSTFED BANCORP, INC.
                             ----------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

            (Dollar amounts in thousands, except per share amounts)

                                         Three Months
                                             Ended
                                            June 30
                                    ------------------------
                                        1997         1996
                                    ------------  ----------

INTEREST INCOME:
  Interest and fees on loans          $    2,852  $    2,774
  Interest on mortgage-backed
    securities                               207          84
  Interest and dividends on
    securities                               261         220
  Other interest income                       94         105
                                      ----------  ----------
    Total interest income                  3,414       3,183
                                      ----------  ----------

INTEREST EXPENSE:
  Interest on deposits                     1,806       1,693
  Interest on other borrowings                18          31
                                      ----------  ----------
    Total interest expense                 1,824       1,724
                                      ----------  ----------
    Net interest income                    1,590       1,459
  Provision for loan losses                   51          30
                                      ----------  ----------
    Net interest income after
    provision for loan losses              1,539       1,429
                                      ----------  ----------

NONINTEREST INCOME:
  Fees for customer service                  179         142
  Miscellaneous operating and
    non-operating income, net                 50          52
                                      ----------  ----------
    Total noninterest income                 229         194
                                      ----------  ----------

NONINTEREST EXPENSES:
  Salaries and employee benefits             598         533
  Office building and equipment
    expenses                                 134         130
  Deposit insurance expense                   23          80
     Amortization of goodwill                 27          28
  Other operating expenses                   325         297
                                      ----------  ----------
    Total noninterest expenses             1,107       1,068
                                      ----------  ----------
    Income before income taxes               661         555

PROVISION FOR INCOME TAXES                   227         195
                                      ----------  ----------
    Net Income                        $      434  $      360
                                      ==========  ==========

EARNINGS PER SHARE (Note 2)           $      .34  $      .29
                                      ==========  ==========

AVERAGE NUMBER OF SHARES
  OUTSTANDING                          1,278,900   1,242,572
                                      ==========  ==========

DIVIDENDS DECLARED PER SHARE          $     .225  $      .18
                                      ==========  ==========
  (Note 2)

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                         (Dollar amounts in thousands)

                                                            Three Months Ended
                                                                  June 30
                                                            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         1997      1996
                                                            --------  --------
  Net income                                                $   434   $   360
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                               63        67
      Amortization of unearned compensation                      19        58
      Amortization of premiums, net                              18        20
      Accretion of deferred income                              (12)      (29)
      Loan fees (cost) deferred, net                            (30)      121
      Provision for loan losses                                  51        30
      Net loans originated for sale                             (71)     (839)
      Amortization of goodwill                                   17        28
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable       32       (50)
        (Increase) decrease in other assets                      (2)       44
        Decrease in accrued interest payable                    (24)      (28)
        Increase in income taxes payable                         19        95
        Increase (decrease) in other liabilities              1,496       (31)
                                                            -------   -------
           Net cash provided by (used in) operating
             activities                                       2,010      (154)
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities
     available for sale                                         250       400
  Purchase of securities available for sale                       -    (1,080)
  Proceeds from maturities of securities                      1,002     1,060
  Purchase of securities                                          -    (1,995)
  Principal payments received on mortgage-backed
     securities                                                 761       172
  Purchase of mortgage-backed securities                          -    (2,796)
  Proceeds from sale of repossessed assets                        -         5
  Net loan repayments (originations)                          1,825       (97)
  Capital expenditures                                         (104)      (33)
                                                            -------   -------
       Net cash provided by (used in) investing
         activities                                           3,734    (4,364)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                       (1,848)   10,105
  Payment of FHLB Advances                                        -      (176)
  Proceeds from exercise of stock options                        21        35
  Dividends paid                                               (247)     (195)
  Purchase of treasury stock                                 (1,539)        -
                                                            -------   -------
       Net cash provided by (used in)
         financing activities                                (3,613)    9,769
                                                            -------   -------
NET INCREASE IN CASH & CASH EQUIVALENTS                       2,131     5,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             13,965    12,114
                                                            -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $16,096   $17,365
                                                            =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
    Income taxes                                            $   208   $   152
                                                            =======   =======
    Interest                                                $ 1,848   $ 1,752
                                                            =======   =======
  Noncash transactions-
    Transfer of loans receivable to real estate
      owned                                                 $   618   $    27
    Declaration of cash dividends                               154       122
    Decrease (increase) in unrealized loss on securities
      available for sale, net of deferred tax                    41       (55)
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

The accompanying condensed consolidated financial statements as of June 30, 1997 (unaudited) and March 31, 1997, and for the three months ended June 30, 1997 and 1996 (unaudited), include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's March 31, 1997 Consolidated Financial Statements.

2.  EARNINGS AND DIVIDENDS PER SHARE:
    ---------------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement established standards for computing and presenting earnings per share ("EPS"). This Statement will simplify the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and will make them comparable to international EPS standards. It will replace the presentation of primary EPS with a presentation of basic EPS and will require dual presentation of basic and diluted EPS on the face of the income statement and disclosure of a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1998. Had the Company implemented SFAS No. 128 on April 1, 1996, the pro forma EPS results would have been as follows:


                                           Three Months                              Three Months
                                       Ended June 30, 1997                        Ended June 30, 1996
                                -------------------------------------     ----------------------------------
                                               Dilutive                                Dilutive
                                               Effect of                               Effect of
                                               Options                                 Options
                                   Basic        Issued        Diluted        Basic      Issued       Diluted
                                 ----------    ----------   ----------     ----------  ---------   ----------
Net Income                       $  434,000          ---    $  434,000     $  360,000       ---    $  360,000

Shares available to
 common shareholders              1,229,167        49,733    1,278,900      1,216,496     26,076    1,242,572
                                 ----------    ----------   ----------     ----------  ---------   ----------
Earnings per share               $     0.35          ---    $     0.34     $     0.30       ---    $     0.29
                                 ==========    ==========   ==========     ==========  =========   ==========

Dividends declared for the quarter ended June 30, 1997, consisted of a $.125 per share quarterly dividend and $.10 per share special dividend.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Comparison of Financial Condition as of June 30, 1997, and March 31, 1997
-------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Primarily due to a decrease in mortgage-backed securities and overnight investments, the Company's total assets at June 30, 1997, decreased to $176,528, a decrease of $1,596 or 0.9%, from total assets of $178,124 at March 31, 1997.

Securities available for sale and held to maturity decreased in the aggregate $1,181, or 7.1%, to $15,522 at June 30, 1997, primarily due to government agency notes totaling $1,252 maturing or being called prior to maturity.

Loans receivable, net, at June 30, 1997, were $124,397, a decrease of $2,452, or 1.9%, from $126,849 at March 31, 1997. The decrease in loans receivable, net, was primarily due to repayments and the origination of loans for sale in the secondary market rather than for retention in the Banks' portfolios

The Company's consolidated allowance for loan losses increased slightly to $736 at June 30, 1997, from $733 at March 31, 1997. This increase was primarily due to a provision of $51 offset by the net of charge-offs over recoveries of $48. Nonperforming loans at June 30, 1997, decreased to $728, or 0.59%, of loans receivable from $1,900, or 1.50%, of loans receivable at March 31, 1997. A portion of the nonperforming loans at March 31, 1997, were foreclosed prior to June 30, 1997, resulting in an increase in real estate owned at June 30, 1997. In addition, several of the nonperforming loans at March 31, 1997, were paid current by June 30, 1997. At June 30, 1997, there were no material loans not included in nonperforming loans which represent material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $763 at June 30, 1997, an increase of $632 from March 31, 1997, as a result of foreclosures on loans that had been nonperforming at March 31, 1997. The increase in real estate owned from the unusually low level at March 31, 1997, is primarily the result of three real estate properties. Based on an evaluation of the properties, management does not believe that the Company will suffer any loss upon their disposition.

Deposits decreased $1,848, or 1.2% to $156,122 at June 30, 1997, from $157,970 at March 31, 1997. The slight decrease in deposits is primarily the result of variations in the balances of commercial accounts.

The increase in other liabilities of $1,496, to $2,130, at June 30, 1997, was the result of recording a payable for the purchase of 87,934 shares of the Company's stock to be held as treasury stock. The stock traded prior to June 30, 1997, and settled on July 10, 1997.

The Company had stockholders' equity of $16,621 as of June 30, 1997, a decrease of $1,302, or 7.3%, from $17,923 as of March 31, 1997. The net decrease was primarily attributable to the purchase of treasury stock totaling $1,539, and dividends of $.225 per share that included a special dividend of $.10 per share, declared during the first quarter, totaling $277, net of net income for the three months ended June 30, 1997, of $434.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At June 30, 1997, the Banks had commitments to originate and fund loans of $5.7 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity of First Federal at June 30, 1997, was 13.0%, which exceeded the applicable 5.0% liquidity requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 1997.

                                       First Federal     First State       The Company
                                      --------------    -------------    ---------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill    $11,336   8.20%   $3,245   8.83%   $ 15,182   8.67%
Minimum Required                        5,532   4.00%    1,470   4.00%      7,003   4.00%
                                      -------  -----    ------  -----     -------  -----
Excess                                $ 5,804   4.20%   $1,775   4.83%   $  8,179   4.67%
                                      =======  =====    ======  =====    ========  =====
Total Capital
Tier 1 Capital plus allowances
  for loan losses                     $11,764  14.47%   $3,505  16.88%   $ 15,918  15.60%
Minimum Required                        6,502   8.00%    1,340   8.00%      8,164   8.00%
                                      -------  -----    ------  -----    --------  -----
Excess                                $ 5,262   6.47%   $2,165   8.88%   $  7,754   7.60%
                                      =======  =====    ======  =====    ========  =====
Total Risk-weighted assets            $81,281           $20,770          $102,051
                                      =======           ======           ========

LEVERAGE RATIOS
Tier 1 Capital                        $11,336   8.20%   $3,245   8.83%   $15,182    8.67%
Minimum Leverage Requirement            4,150   3.00%    1,103   3.00%     5,252    3.00%
                                      -------  -----    ------  -----    -------   -----
Excess                                $ 7,186   5.20%   $2,142   5.83%   $ 9,930    5.67%
                                      =======  =====    ======  =====    =======   =====


                                   First Federal
                                -----------------
TANGIBLE CAPITAL RATIO
Tangible Capital                $11,336      8.20%
Tangible Capital Requirement      2,075      1.50%
                                -------      ----
Excess                          $ 9,261      6.70%
                                =======      ====

Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended June 30, 1997 and
------------------------------------------------------------------------------
1996
----

Net income for the three months ended June 30, 1997, was $434, an increase of $74, or 20.6%, from net income of $360 for the three months ended June 30, 1996. The increase was primarily attributable to an increase in the interest rate spread.

Interest Income
---------------

Total interest income increased $231, or 7.3%, to $3,414 for the three months ended June 30, 1997. This increase was partially the result of a 4.3% increase in the average balance of interest-earning assets during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. This increase was also due to an increase in the average yield on interest-earning assets to 8.3% during the three months ended June 30, 1997, from 8.1% for the corresponding quarter of the previous year.

Interest income on loans increased $78, or 2.8% to $2,852 during the three months ended June 30, 1997, from $2,774 for the three months ended June 30, 1996. The increase in interest income on loans was primarily attributable to the increase in the average yield on loans to 9.0% for the three months ended June 30, 1997, compared to 8.7% for the corresponding quarter of the previous year. The increase was net of a slight decrease in the average balance of loans during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

Interest earned on mortgage-backed securities increased $123, or 146.4%, to $207 for the three months ended June 30, 1997, from $84 for the corresponding three months ended June 30, 1996. The increase was primarily attributable to an increase in the average balance of mortgage-backed securities during the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996, as a result of purchases net of principal repayments and prepayments.

Interest and dividends on the securities portfolio increased $41, or 18.6%, for the three months ended June 30, 1997, as compared to the same period in fiscal 1997, reflecting slight increases in the average balance of securities and the average yield.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 1997, increased $100, or 5.8%, to $1,824 from the quarter ended June 30, 1996. The increase was primarily attributable to an increase in the average balance of deposits and a slight increase in average yield to 4.67% at June 30, 1997.

Net Interest Income
-------------------

Net interest income for the quarter ended June 30, 1997, increased $131, or 9.0%, to $1,590 from the first quarter of fiscal 1997 level of $1,459. This increase was due in part to an increase in the average net interest spread to 3.6% for the first quarter of fiscal 1998 from 3.4% for the first quarter of fiscal 1997. The increase was net of a slight decrease in the average balance of interest-earning assets and interest-bearing liabilities during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The net interest margin increased to 3.9% in the first quarter of fiscal 1998 from 3.7% for the first quarter of fiscal 1997.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $51 during the quarter ended June 30, 1997. The Banks' allowances for loan losses were based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income during the quarter ended June 30, 1997, increased $35, to $229, from the fiscal 1997 first quarter level of $194. The increase was primarily the result of increased service fees.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended June 30, 1997, increased $39 to $1,107 from the fiscal 1997 first quarter level of $1,068. This reflects no significant change in expense levels.

Income Taxes
------------

The provision for income taxes increased $32, or 16.4%, to $227 for the quarter ended June 30, 1997, as compared to the corresponding quarter of the prior fiscal year. The increased tax expense was due primarily to the 19.1% increase in pretax income from the same period a year ago.

Proposed Legislation
--------------------

The United States Congress currently is considering several wide-ranging proposals that would alter the structure, regulation and competitive relationships of the nation's financial institutions. As consideration of the proposed legislation is in its early stages, the Company cannot predict whether, or in what form, any of these proposals will be adopted or the extent to which the business of the Company or the Banks may be affected thereby.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 1997, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGE IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     None.

(b)  Reports on Form 8-K
     None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRSTFED BANCORP, INC.

Date: July 28, 1997                           /s/ B. K. Goodwin, III
      -------------                           -------------------------
                                              B. K. Goodwin, III,
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and President

Date: July 28, 1997                           /s/ Lynn J. Joyce
      -------------                           -------------------------
                                              Lynn J. Joyce
                                              Vice President, Secretary
                                              and Treasurer
                                              (Principal Financial
                                              Officer)