Form 10-Q
period 1997-09-30
FIRSTFED BANCORP INC
filed 1997-11-10
CIK 876947

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                       Commission File Number: 0-19609
                                              --------

                            FirstFed Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    63-1048648
     -------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         1630 Fourth Avenue North
            Bessemer, Alabama                              35020
  ----------------------------------------               ----------
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

        YES  X       NO
           -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at October 23, 1997
     ----------------------------          -------------------------------
     Common Stock, $.01 par value                1,150,998 shares

                            FIRSTFED BANCORP, INC.
                            ----------------------

                                    PART I
                             FINANCIAL INFORMATION
                             ---------------------

                                                                      Page
                                                                      ----
ITEM 1.  FINANCIAL STATEMENTS:

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997.........................  2

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  MONTHS ENDED SEPTEMBER 30, l997 AND 1996 AND THE SIX
  MONTHS ENDED SEPTEMBER 30, 1997 AND 1996............................  3

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996........................  4

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................  7

                                    PART II
                               OTHER INFORMATION
                               -----------------

ITEM 1.  LEGAL PROCEEDINGS...........................................  12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................  12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................  12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  13

ITEM 5.  OTHER INFORMATION...........................................  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  13

SIGNATURES...........................................................  14


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

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            FIRSTFED BANCORP, INC.
                            ----------------------
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           --------------------------------------------------------
                         (Dollar amounts in thousands)

                                                                           September 30, 1997         March 31, 1997
                                                                           ------------------         --------------
ASSETS
Cash and Cash Equivalents:                                                         (Unaudited)
  Cash on hand and in banks                                                       $     6,986            $     5,411
  Interest-bearing deposits in other banks                                              1,488                  4,354
      Federal funds sold                                                               10,175                  4,200
                                                                                  -----------            -----------
                                                                                       18,649                 13,965
                                                                                  -----------            -----------
Securities available for sale, at fair value                                           10,996                 10,330
Assets held for sale, at lower of cost or market                                        1,378                    331
Securities, at amortized cost, fair value of
  $4,410 and $6,395, respectively                                                       4,371                  6,373
Mortgage-backed securities, at amortized cost,
  fair value of $11,910 and $13,382, respectively                                      11,843                 13,329
Loans receivable, net                                                                 121,412                126,849
Land, buildings and equipment, net                                                      2,949                  2,642
Goodwill                                                                                1,443                  1,487
Real estate owned                                                                         833                    131
Real estate held for investment                                                           931                    931
Accrued interest receivable                                                             1,363                  1,450
Other assets                                                                              296                    306
                                                                                  -----------            -----------
                                                                                  $   176,464            $   178,124
                                                                                  ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                       $   157,432            $   157,970
   Borrowed funds                                                                       1,000                  1,000
   Accrued interest payable                                                               168                    156
   Income taxes payable                                                                   274                    318
   Dividends payable                                                                      144                    123
   Other liabilities                                                                      450                    634
                                                                                      159,468                160,201
                                                                                  -----------            -----------
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding
   Common stock, $.01 par value, 3,000,000 shares
     authorized, 1,484,880 shares issued and
     1,150,998 shares outstanding and 1,477,530
     issued and 1,231,582 shares outstanding,
     respectively                                                                          15                     14
   Paid-in capital                                                                      6,658                  6,601
   Retained earnings                                                                   14,699                 14,256
   Treasury stock, at cost (333,882 and 245,948),
     respectively                                                                      (4,320)                (2,781)
   Unearned compensation                                                                  (56)                   (95)
   Unrealized loss on securities available
     for sale, net                                                                          -                    (72)
                                                                                  -----------            -----------
                                                                                       16,996                 17,923
                                                                                  -----------            -----------
                                                                                  $   176,464            $   178,124
                                                                                  ===========            ===========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
            (Dollar amounts in thousands, except per share amounts)

                                                                Three Months Ended               Six Months Ended
                                                                   September 30,                   September 30,
                                                           --------------------------       -------------------------
                                                              1997           1996              1997           1996
                                                           ----------     -----------       ----------     ----------
INTEREST INCOME:                                                                   (Unaudited)
  Interest and fees on loans                               $    2,796     $    2,835        $    5,648     $    5,609
  Interest on mortgage-backed securities                          196            142               403            226
  Interest and dividends on securities                            225            282               486            502
  Other interest income                                           154            113               248            218
                                                           ----------     ----------        ----------     ----------
    Total interest income                                       3,371          3,372             6,785          6,555
                                                           ----------     ----------        ----------     ----------

INTEREST EXPENSE:
  Interest on deposits                                          1,792          1,847             3,598          3,540
  Interest on other borrowings                                     19             29                37             60
                                                           ----------     ----------        ----------     ----------
    Total interest expense                                      1,811          1,876             3,635          3,600
                                                           ----------     ----------        ----------     ----------
    Net interest income                                         1,560          1,496             3,150          2,955
  Provision for loan losses                                        51             55               102             85
                                                           ----------     ----------        ----------     ----------
    Net interest income after
    provision for loan losses                                   1,509          1,441             3,048          2,870
                                                           ----------     ----------        ----------     ----------

NONINTEREST INCOME:
  Fees for customer service                                       170            147               349            289
  Miscellaneous operating and
    non-operating income, net                                      40             57                90            109
                                                           ----------     ----------        ----------     ----------
    Total noninterest income                                      210            204               439            398
                                                           ----------     ----------        ----------     ----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                  573            544             1,171          1,077
  Office building and equipment
    expenses                                                      139            128               273            258
  Deposit insurance expense                                        23             79                46            159
  Loss on real estate owned                                         2              2                 2              2
  Amortization of goodwill                                         27             28                54             56
  Other operating expenses                                        317            310               642            607
  Deposit insurance special
    assessment                                                      -            725                 -            725
  Litigation expense                                                -            325                 -            325
                                                           ----------     ----------        ----------     ----------
    Total noninterest expenses                                  1,081          2,141             2,188          3,209
                                                           ----------     ----------        ----------     ----------
    Income (loss) before income taxes                             638           (496)            1,299             59
PROVISION (CREDIT) FOR INCOME TAXES
                                                                  218           (171)              445             24
                                                           ----------     ----------        ----------     ----------
  Net income (loss)                                        $      420     $     (325)       $      854     $       35
                                                           ==========     ==========        ==========     ==========

EARNINGS (LOSS) PER SHARE
  (Note 2)                                                 $      .35     $     (.26)       $      .69     $      .03
                                                           ==========     ==========        ==========     ==========
AVERAGE NUMBER OF SHARES
  OUTSTANDING                                               1,199,624      1,248,004         1,244,497      1,246,378
                                                           ==========     ==========        ==========     ==========
DIVIDENDS DECLARED PER SHARE
  (Note 2)                                                 $     .125     $      .10        $      .35     $      .28
                                                           ==========     ==========        ==========     ==========

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

                                                                                          Six Months Ended
                                                                                           September 30,
                                                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 1997              1996
                                                                                  -----------        -----------
Net income                                                                        $       854        $        35
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                                                            139                132
  Amortization of unearned compensation                                                    39                 77
  Amortization of premiums, net                                                            39                 43
  Accretion of deferred income (expense), net                                              15                (16)
  Loan fees (cost) deferred, net                                                          (38)               (91)
  Loss on sale of real estate owned, net                                                    2                  -
  Provision for loan losses                                                               102                 85
  Net loans originated for sale                                                        (1,047)              (138)
  Amortization of goodwill                                                                 54                 56
  Change in assets and liabilities:
   (Increase)decrease in accrued interest receivable                                       87                (88)
   (Increase) decrease in other assets                                                     10               (113)
   Increase (decrease) in accrued interest payable                                         12                 (9)
   Increase (decrease) in income taxes payable                                           (101)              (213)
   Increase (decrease)in other liabilities                                               (184)             1,085
                                                                                  -----------        -----------
     Net cash provided by (used in) operating activities                                  (17)               845
                                                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                                 950                850
Purchase of securities available for sale                                              (1,499)            (1,838)
Proceeds from maturities of securities                                                  2,002              1,061
Purchase of securities                                                                      -             (3,992)
Principal payments received on mortgage-backed securities                               1,449                816
Purchase of mortgage-backed securities                                                      -             (5,873)
Proceeds from sale of real estate owned                                                    54                  5
Net loan originations (repayments)                                                      4,672             (1,252)
Capital expenditures                                                                     (518)               (52)
                                                                                  -----------        -----------
       Net cash provided by (used in) investing activities                              7,110            (10,275)
                                                                                  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net                                                     (538)            11,268
Payment of FHLB advances                                                                    -               (352)
Proceeds from exercise of stock options                                                    58                 39
Purchase of treasury stock                                                             (1,539)                 -
Dividends paid                                                                           (390)              (318)
                                                                                  -----------        -----------
       Net cash provided by financing activities                                       (2,409)            10,637
                                                                                  -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               4,684              1,207
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       13,965             12,114
                                                                                  -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    18,649        $    13,321
                                                                                  ===========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
   Income taxes                                                                   $       536        $        42
                                                                                  ===========        ===========
   Interest                                                                       $     3,623        $     3,609
                                                                                  ===========        ===========
  Noncash transactions-
   Transfers of loans receivable to real estate owned                             $       686        $        92
   Declaration of cash dividends                                                  $       144        $       122
   (Decrease) increase in unrealized loss on securities
   available for sale, net of deferred tax                                        $        72        $        22
                                                                                  ===========        ===========


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

1.  BASIS OF PRESENTATION:
    ----------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and of First State Corporation ("FSC"), which in turn is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks".

The accompanying condensed consolidated financial statements as of September 30, 1997 (unaudited) and March 31, 1997, and for the three and six months ended September 30, 1997 and 1996 (unaudited), include the accounts of the Company, FSC and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six months ended September 30, 1997, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the footnotes to the Company's March 31, 1997, Consolidated Financial Statements.

2.  EARNINGS AND DIVIDENDS PER SHARE:
    ---------------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement will simplify the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and will make them comparable to international EPS standards. It will replace the presentation of primary EPS with a presentation of basic EPS and will require dual presentation of basic and diluted EPS on the face of the income statement. Also, disclosure will be made of a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1998. Had the Company implemented SFAS No. 128 on April 1, 1996, the pro forma EPS results would have been as follows:

                                              Six Months                                Six Months
                                       Ended September 30, 1997                   Ended Septemer 30, 1996
                                ------------------------------------      ------------------------------------
                                              Dilutive                                   Dilutive
                                              Effect of                                 Effect of
                                               Options                                   Options
                                   Basic       Issued       Diluted         Basic        Issued       Diluted
                                ----------   ----------   ----------      ----------   ----------   ----------
Net Income                      $  854,000          ---   $  854,000      $   35,000          ---   $   35,000
Shares available to
common shareholders              1,194,144       50,354    1,199,498       1,218,690       27,688    1,246,378
                                ----------   ----------   ----------      ----------   ----------   ----------
Earnings per share              $     0.71   $     0.02   $     0.69      $     0.03          ---   $     0.03
                                ==========   ==========   ==========      ==========   ==========   ==========

Dividends declared for the quarter ended September 30, 1997, consisted of a $.125 per share quarterly dividend.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition as of September 30, 1997, and March  31, 1997
-------------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

Fed funds increased $5,975, or 142.26%, to $10,175 at September 30, 1997. This increase is primarily the result of funds received from the repayments of loans receivable.

Securities available for sale and held to maturity decreased $1,336, or 8.0%, to $15,367 at September 30, 1997. This decrease reflects the purchase of $1,499 of government securities and government agency notes, offset by the effect of securities totaling $2,952 maturing or being called prior to maturity.

Mortgage-backed securities decreased $1,486, or 11.15%, to $11,843 at September 30, 1997, from $13,329 at March 31, 1997. This decrease is primarily the result of principal repayments and prepayments.

Loans receivable, net, at September 30, 1997, were $121,412, a decrease of $5,437, or 4.3%, from $126,849 at March 31, 1997. The decrease in loans receivable, net, is primarily the result of repayments and the origination of loans for sale in the secondary market rather than for retention in the Banks' portfolios.

The Company's consolidated allowances for loan losses increased to $784 at September 30, 1997, from $733 at March 31, 1997. This increase is primarily due
to a provision of $102   offset by the net of charge-offs over recoveries of
$51. Non-performing loans at September 30, 1997, were $1,569 or 1.3% of loans receivable, a decrease from the March 31, 1997, level of $1,900 or 1.5% of loans receivable. At September 30, 1997, there were no loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $833 at September 30, 1997, an increase of $702 from March 31, 1997, primarily as a result of foreclosures on loans that had been nonperforming at March 31, 1997. Three real estate properties have been foreclosed since March 31, 1997. Based on the evaluations of the current values of such properties, management does not believe that the Company will suffer any loss upon their disposition.

Deposits decreased $538, or 0.3%, to $157,432 at September 30, 1997, from $157,970 at March 31, 1997. The decrease is primarily related to a relatively small portion of previously issued certificates of deposit that matured and were not renewed. The deposits were part of a special offer related to First Federal's 60th Anniversary.

The Company had stockholders' equity of $16,997 as of September 30, 1997, a decrease of $926, or 5.2%, from $17,923 as of March 31, 1997. The net decrease is primarily attributable to the purchase of treasury stock totaling $1,539, and dividends declared of $411, or $.35 per share, slightly offset by net income for the six months ended September 30, 1997 of $854. Included in such dividends was a special dividend of $.10 per share which was paid in the quarter ended June 30, 1997.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Company's principal sources of funds have been deposits, principal and interest payments on loans, and proceeds from maturities of mortgage-backed securities and other securities. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At September 30, 1997, the Banks had commitments to originate and fund loans of $5,897. The Company anticipates that sufficient funds will be available to meet these current loan commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity of First Federal at September 30, 1997, was 14.0%, which exceeded the applicable 5.0% regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are their actual capital ratios and the minimum regulatory capital requirements as of September 30, 1997.


                                               First Federal             First State              The Company
                                            -------------------      -------------------      -------------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill          $ 10,945       7.91%     $  2,922       7.94%     $ 16,995       9.69%
Minimum Required                               5,537       4.00%        1,472       4.00%        6,991       4.00%
                                            --------   --------      --------   --------      --------   --------
Excess                                      $  5,408       3.91%     $  1,450       3.94%     $ 10,004       5.67%
                                            ========   ========      ========   ========      ========   ========
Total Capital
Tier 1 Capital plus allowances
for loan losses                             $ 11,413      13.73%     $  3,181      15.40%     $ 17,722      17.08%
Minimum Required                               6,646       8.00%        1,653       8.00%        8,300       8.00%
                                            --------   --------      --------   --------      --------   --------
Excess                                      $  4,767       5.73%     $  1,528       7.40%     $  9,422       9.08%
                                            ========   ========      ========   ========      ========   ========
Total Risk-weighted assets                  $ 83,094                 $ 20,657                 $103,751
                                            ========                 ========                 ========
LEVERAGE RATIOS
Tier 1 Capital                              $ 10,945       7.91%     $  2,922       7.94%     $ 16,995       9.69%
Minimum Leverage Requirement                   4,153       3.00%        1,104       3.00%        5,257       3.00%
                                            --------   --------      --------   --------      --------   --------
Excess                                      $  6,792       4.91%     $  1,818       4.94%     $ 11,738       6.69%
                                            ========   ========      ========   ========      ========   ========
TANGIBLE CAPITAL RATIO
Tangible Capital                            $ 10,945       7.91%
Tangible Capital Requirement                   2,070       1.50%
                                            --------   --------
Excess                                      $  8,875       6.41%
                                            ========   ========

General Results of Operations - Comparison of the Three Months Ended September
------------------------------------------------------------------------------
30, 1997 and 1996
-----------------

For the three months ended September 30, 1997, the Company recorded a net income of $420, compared to a net loss of ($325) for the three months ended September 30, 1996. The increase is primarily the result of two nonrecurring items recorded in the prior year: the accrual of the Savings Association Insurance Fund ("SAIF") special assessment of approximately $725 and the accrual of a lawsuit judgment of $325. Excluding the effect of these two nonrecurring items recorded by the Company, net income for the three months ended September 30, 1996, would have been $365. The increase in net income for the three months ended September 30, 1997, compared to the same period a year ago, without considering the nonrecurring items, is primarily the result of an increase in net interest income and noninterest income.

Interest Income
---------------

Total interest income decreased $1, to $3,371 for the three months ended September 30, 1997. This generally constant level of interest income is the result of a decrease in the average balance of interest earning assets during the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. This decrease was partially offset by an increase in the average yield on interest earning assets to 8.3% during the three months ended September 30, 1997, from 8.1% for the corresponding quarter of the previous year.

Interest income and fees on loans decreased $39, or 1.4%, to $2,796 during the three months ended September 30, 1997, from $2,835 for the three months ended September 30, 1996. The decrease in interest income on loans is attributable to a 1.8% decrease in the average balance of loans during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. The decrease was partially offset by an increase in the average yield on loans to 8.9% for three months ended September 30, 1997, compared to 8.8% for the corresponding quarter of the previous year.

Interest earned on mortgage-backed securities increased $54, or 38.0%, to $196 for the three months ended September 30, 1997, from $142 for the corresponding three months ended September 30, 1996. The increase is primarily attributable to a 36.6% increase in the average balance of mortgage-backed securities during the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996. The increase in the average balance of mortgage-backed securities is primarily the result of the purchase of mortgage-backed securities during the latter part of fiscal 1997, net of principal repayments and prepayments.

Interest and dividends on the securities portfolio decreased $57, or 20.2%, during the second quarter of fiscal 1998 from the second quarter of fiscal 1997. This decrease reflects a 22.1% decrease in the average balance of securities from the corresponding quarter of the previous year. The decrease in the average balance was partially offset by a slight increase in the average yield.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 1997, decreased $65, or 3.5%, to $1,811, from $1,876 during the quarter ended September 30, 1996. This decrease is primarily attributable to a decrease in the average balance of deposits of 0.3% and a decrease in the average rate paid on deposits to 4.6% during the quarter ended September 30, 1997, from 4.7% for the quarter ended September 30, 1996.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 1997, increased $64, or 4.3%, to $1,560 from $1,496 for the quarter ended September 30, 1997. The increase is due in part to an increase in the average net interest spread to 3.6% in the second quarter of fiscal 1998 from 3.3% in the second quarter of fiscal 1997. The increase was partially offset by a decrease in the average balance of interest-earning assets and interest-bearing liabilities. The net interest margin was 3.8% in the second quarter of fiscal 1998 as compared to 3.6% in the second quarter of fiscal 1997.

Provision for Loan Losses
-------------------------

Management increased the Company's consolidated allowances for loan losses by a provision of $51 during the quarter ended September 30, 1997. This provision was recorded to maintain the allowances for loan losses at adequate levels.

The allowances for loan losses are based on management's evaluation of possible losses inherent in the loan portfolios. Among other factors, management considers historical loss experience, current economic conditions, distribution of the loan portfolio by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income for the quarter ended September 30, 1997, totaled $210 as compared to $204 for the quarter ended September 30, 1996. The increase is primarily the result of the fee income from various deposit services.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended September 30, 1997, decreased $1,060 to $1,081 from the fiscal 1997 second quarter level of $2,141. The decrease in noninterest expense reflects the one-time accrual of the SAIF special assessment of approximately $725 and the accrual of a lawsuit judgment of $325 recorded in the prior year.

Income Taxes
------------

The provision for income taxes increased $389 to $218 for the quarter ended September 30, 1997, as compared to a credit of ($171) for the corresponding quarter of the prior year. The tax credit is the result of the net operating loss for the quarter ended September 30, 1996 primarily as a result of the nonrecurring noninterest expense items recorded during the period.

General Results of Operations - Comparison of the Six Months Ended September 30,
--------------------------------------------------------------------------------
1997 and 1996
-------------

Net income for the six months ended September 30, 1997, was $854, an increase of $819, from net income of $35 for the six months ended September 30, 1996. The increase is primarily attributable to two nonrecurring items recorded in the prior year: the accrual of the SAIF special assessment of approximately $725 and the accrual of a lawsuit judgment in the amount of $325. Excluding the effect of these two nonrecurring items, net income for the six months ended September 30, 1996 would have been $725.

Interest Income
---------------

Total interest income increased $230, or 3.5%, to $6,785 for the six months ended September 30, 1997. This increase is primarily the result of an increase in the average yield on the interest-earning assets to 8.3% during the six months ended September 30, 1997, from 8.0% during the six months ended September 30, 1996. This increase was partially offset by a decrease in the average balance of interest earning assets during the six months ended September 30, 1997, as compared to the six months ended September 30, 1996.

Interest and fees on loans increased $39, or 0.7%, to $5,648 during the six months ended September 30, 1997, from $5,609 for the six months ended September 30, 1996. The increase is primarily the result of an increase in the average yield on loans to 9.0% for the six months ended September 30, 1997, from 8.7% at September 30, 1996. This increase was partially offset by a slight decrease in the average balance of loans during the second quarter of fiscal 1998 as compared to the same period of fiscal 1997.

Interest earned on mortgage-backed securities increased $177, or 78.3%, to $403 for the six months ended September 30, 1997, from $226 for the corresponding six months ended September 30, 1996. The increase reflects a 84.1% increase in the average balance of mortgage-backed securities during the six months ended September 30, 1997, as compared to the six months ended September 30, 1996.
The increase in the average balance of mortgage-backed securities was the result of the purchase of mortgage-backed securities during the latter part of fiscal 1997, net of principal repayments and prepayments.

Interest and dividends on the securities portfolio decreased $16, or 3.2%, for the six months ended September 30, 1997, compared to the six months ended September 30, 1996, reflecting a decrease in the average balance of investment securities.

Interest Expense
----------------

Interest expense for the six months ended September 30, 1997, increased $35, or 1.0%, to $3,635, from $3,600 during the six months ended September 30, 1996. This increase was attributable to an increase in the average level of deposits of 2.8% for the six months ended September 30, 1997. The increase was also the result of a 1% decrease in the average rate paid on deposits for the six month periods ended September 30,1997, compared to the same period a year ago.

Net Interest Income
-------------------

Net interest income for the six months ended September 30, 1997, increased $195, or 6.6%, to $3,150, from $2,955 for the six months ended September 30, 1996. This increase was due primarily to an increase in the average net interest spread to 3.7% for the six months ended September 30, 1997, from 3.3% for the six months ended September 30, 1996. The net interest margin increased to 3.9% in the six months ended September 30, 1997, from 3.6% in the six months ended September 30, 1996.

Provisions for Loan Losses
--------------------------

The Company's consolidated allowances for loan losses are based on management's evaluation of possible losses inherent in the loan portfolios. Among other factors, management considers historical loss experience, current economic conditions, distribution of the loan portfolios by risk class and the estimated value of the underlying collateral. The allowances for loan losses were increased by provisions of $102 for the six months ended September 30, 1997. These provisions were recorded to maintain the allowances for loan losses at adequate levels.

Noninterest Income
------------------

Noninterest income for the six months ended September 30, 1997, totaled $439 as compared to $398 for the six months ended September 30, 1996. The increase is primarily the result of an increase in various deposit related services.

Noninterest Expenses
--------------------

Noninterest expenses during the six months ended September 30, 1997, decreased $1,021 to $2,188 from the fiscal 1997 level of $3,209. The decrease in noninterest expense is primarily the result of the accrual of the SAIF special assessment of approximately $725 and the accrual of a lawsuit judgment of $325, both of which were recorded in the prior year.

Income Taxes
------------

The provision for income taxes increased $421, to $445 for the six months ended September 30, 1997, as compared to the corresponding period of the prior year. The increased tax expense was due to the increase in pretax income.


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company and the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 1997, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss to the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 29, 1997, the Company held the 1997 Annual Meeting of Stockholders. The election of Fred T. Blair, Malcolm E. Lewis, and G. Larry Russell as directors was submitted to a vote of the stockholders. The following is the result of the vote:

                              For           Withheld
                           ---------        --------
Fred T. Blair              1,091,973           4,738
Malcolm E. Lewis           1,091,188           5,523
G. Larry Russell           1,091,973           4,738

There were no broker non-votes in the above matter.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.
         (i)  Exhibit 27 (SEC use only)

    (b)  Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    FIRSTFED BANCORP, INC.

Date:  November 5, 1997              /s/ B.K. Goodwin, III
                                     -------------------------
                                     B. K. Goodwin, III
                                     Chairman of the Board,
                                     Chief Executive Officer
                                      and President
                                     (Duly Authorized Officer)


Date:  November 5, 1997              /s/ Lynn J. Joyce
                                     -------------------------
                                     Lynn J. Joyce
                                     Vice President, Secretary
                                     and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)