Form 10-Q
period 1997-12-31
FIRSTFED BANCORP INC
filed 1998-02-17
CIK 876947

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1997

                       Commission File Number:   0-19609
                                               -----------

                            FirstFed Bancorp, Inc.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                             63-1048648
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

     1630 Fourth Avenue North
        Bessemer, Alabama                                         35020
----------------------------------------                   -------------------
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

     YES    X       NO
         -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at February 2, 1997
----------------------------                    -------------------------------
Common Stock, $.01 par value                           1,154,963  shares

                            FIRSTFED BANCORP, INC.
                            ----------------------

                                    PART I
                             FINANCIAL INFORMATION
                             ---------------------
                                                                            Page
                                                                            ----
ITEM 1.   FINANCIAL STATEMENTS:

        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
        AS OF DECEMBER 31, 1997 AND MARCH 31, 1997..........................  2

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
        MONTHS ENDED DECEMBER 31, 1997 AND 1996 AND THE NINE MONTHS
        ENDED DECEMBER 31, 1997 AND 1996....................................  3

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
        NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996........................  4

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................  5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................  6

                                    PART II
                               OTHER INFORMATION
                               -----------------

ITEM 1.   LEGAL PROCEEDINGS................................................. 12

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS......................... 13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES................................... 13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITIES HOLDERS................................................ 13

ITEM 5.   OTHER INFORMATION................................................. 13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 13

SIGNATURES.................................................................. 14


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

                            FIRSTFED BANCORP, INC.
                            ----------------------
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           --------------------------------------------------------
                         (Dollar amounts in thousands)

                                                                December 31, 1997   March 31, 1997
                                                                ------------------  ---------------
ASSETS
Cash and Cash Equivalents:                                             (Unaudited)
    Cash on hand and in banks                                            $  8,218         $  5,411
    Interest-bearing deposits in other banks                                1,737            4,354
    Federal funds sold                                                     10,125            4,200
                                                                         --------         --------
                                                                           20,080           13,965
                                                                         --------         --------
Securities available for sale, at fair value                               12,072           10,330
Assets held for sale, at lower of cost or market                              674              331
Securities held to maturity, at amortized cost, fair
    value of $6,435 and $6,395, respectively                                6,371            6,373
Mortgage-backed securities, at amortized cost,
    fair value of $13,025 and $13,382, respectively                        12,926           13,329
Loans receivable, net                                                     119,840          126,849
Land, buildings and equipment, net                                          2,977            2,642
Goodwill                                                                    1,416            1,487
Real estate owned or held for investment                                      644            1,062
Accrued interest receivable                                                 1,444            1,450
Other assets                                                                  348              306
                                                                         --------         --------
                                                                         $178,792         $178,124
                                                                         ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                             $160,345         $157,970
    Borrowed funds                                                              -            1,000
    Accrued interest payable                                                  138              156
    Income taxes payable                                                      315              318
    Dividends payable                                                         144              123
    Other liabilities                                                         525              634
                                                                         --------         --------
                                                                          161,467          160,201
                                                                         --------         --------
Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding                                                                -                -
    Common stock, $.01 par value, 3,000,000 shares
     authorized, 1,488,845 shares issued and
     1,154,963 shares outstanding and 1,477,530
     issued and 1,231,582 shares outstanding,
     respectively                                                              15               14
    Paid-in capital                                                         6,676            6,601
    Retained earnings                                                      14,968           14,256
    Treasury stock, at cost (333,882 and 245,948
     shares, respectively)                                                 (4,320)          (2,781)
    Unearned compensation                                                     (26)             (95)
    Unrealized gain (loss) on securities available for sale, net               12              (72)
                                                                         --------         --------
                                                                           17,325           17,923
                                                                         --------         --------
                                                                         $178,792         $178,124
                                                                         ========         ========

See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
            (Dollar amounts in thousands, except per share amounts)

                                                               Three Months Ended                 Nine Months Ended
                                                                   December 31,                      December 31,
                                                       --------------------------------------  ----------------------------
                                                              1997                1996             1997           1996
                                                       ------------------  ------------------  ------------  --------------
INTEREST INCOME:                                                                        (Unaudited)
 Interest and fees on loans                                    $    2,739         $    2,891     $    8,387      $    8,500
 Interest on mortgage-backed securities                               188                164            591             390
 Interest and dividends on securities                                 265                281            751             783
 Other interest income                                                160                 82            408             300
                                                               ----------         ----------     ----------      ----------
  Total interest income                                             3,352              3,418         10,137           9,973
                                                               ----------         ----------     ----------      ----------

INTEREST EXPENSE:
 Interest on deposits                                               1,835              1,850          5,433           5,390
 Interest on other borrowings                                           -                 19             37              79
                                                               ----------         ----------     ----------      ----------
  Total interest expense                                            1,835              1,869          5,470           5,469
                                                               ----------         ----------     ----------      ----------

  Net interest income                                               1,517              1,549          4,667           4,504
 Provision for loan losses                                            401                 50            503             135
                                                               ----------         ----------     ----------      ----------
  Net interest income after
  provision for loan losses                                         1,116              1,499          4,164           4,369
                                                               ----------         ----------     ----------      ----------

NONINTEREST INCOME:
 Fees for customer services                                           173                164            522             453
 Gain on sale of real estate                                          511                  -            511               -
 Miscellaneous operating and
  non-operating income, net                                            59                 55            149             164
                                                               ----------         ----------     ----------      ----------
  Total noninterest income                                            743                219          1,182             617
                                                               ----------         ----------     ----------      ----------

NONINTEREST EXPENSES:
 Salaries and employee benefits                                       627                501          1,798           1,578
 Office building and equipment
  expenses                                                            148                123            421             381
 Deposit insurance expense                                             22                 69             68             228
 Loss on real estate owned                                             12                  1             14               3
 Amortization of goodwill                                              27                 28             81              84
 Other operating expenses                                             321                302            963             909
 Deposit insurance special
  assessment                                                            -                (21)             -             704
 Litigation expense                                                     -                (75)             -             250
                                                               ----------         ----------     ----------      ----------
  Total noninterest expenses                                        1,157                928          3,345           4,137
                                                               ----------         ----------     ----------      ----------
  Income before income taxes                                          702                790          2,001             849
PROVISION FOR INCOME TAXES                                            289                250            734             274
                                                               ----------         ----------     ----------      ----------
 Net income                                                    $      413         $      540     $    1,267      $      575
                                                               ==========         ==========     ==========      ==========

BASIC EARNINGS PER SHARE                                             $.36               $.44          $1.08            $.47
                                                               ==========         ==========     ==========      ==========
AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC                                            1,151,596          1,220,032      1,176,419       1,222,688
                                                               ==========         ==========     ==========      ==========
DILUTED EARNINGS PER SHARE
 (Note 2)                                                            $.34               $.43          $1.03            $.46
                                                               ==========         ==========     ==========      ==========
AVERAGE NUMBER OF SHARES
 OUTSTANDING - DILUTED                                          1,212,076          1,248,980      1,236,827       1,246,326
                                                               ==========         ==========     ==========      ==========
DIVIDENDS DECLARED PER SHARE
 (Note 2)                                                           $.125               $.10          $.475            $.38
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

                                                                Nine Months Ended
                                                                   December 31,
                                                               --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                            1997       1996
                                                               ---------  ---------
Net income                                                      $ 1,267   $    575
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Depreciation                                                      188        193
  Amortization of unearned compensation                              74         96
  Amortization of premiums, net                                      61         67
  Accretion of deferred income (expense), net                       (20)       (32)
  Loan fees (cost) deferred, net                                      6       (106)
  (Gain) loss on sale of real estate, net                          (493)         -
  Provision for loan losses                                         503        135
  Net loans (originated for sale) sold                             (343)       538
  Amortization of goodwill                                           81         84
  Change in assets and liabilities:
    (Increase) decrease in accrued interest receivable                6       (154)
    (Increase) decrease in other assets                             (42)        60
    Increase (decrease) in accrued interest payable                 (18)       (38)
    Increase (decrease) in income taxes payable                     (77)       (95)
    Increase (decrease) in other liabilities                       (109)         7
                                                                -------   --------
      Net cash provided by (used in) operating activities         1,084      1,330
                                                                -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale         2,050      1,550
Proceeds from the sale of securities available for sale               -        857
Purchase of securities available for sale                        (3,646)    (2,341)
Proceeds from maturities of securities                            3,102      1,061
Purchase of securities                                           (3,100)    (4,103)
Principal payments received on mortgage-backed securities         2,569      1,613
Purchase of mortgage-backed securities                           (2,225)    (6,876)
Proceeds from sale of real estate                                 1,794         22
Net loan (originations) repayments                                5,716     (3,416)
Capital expenditures                                               (602)      (151)
                                                                -------   --------
      Net cash provided by (used in) investing activities         5,658    (11,784)
                                                                -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net                                         2,375     11,055
Payment of FHLB advances                                         (1,000)    (1,002)
Proceeds from exercise of stock options                              71         76
Purchase of treasury stock                                       (1,539)         -
Dividends paid                                                     (534)      (439)
                                                                -------   --------
      Net cash provided by (used in) financing activities          (627)     9,690
                                                                -------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              6,115       (764)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 13,965     12,114
                                                                -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $20,080   $ 11,350
                                                                =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
    Income taxes                                                $   801   $    369
                                                                =======   ========
    Interest                                                    $ 5,488   $  5,507
                                                                =======   ========
  Noncash transactions -
    Transfers of loans receivable to real estate owned          $   804   $     76
    Declaration of cash dividends                               $   144   $    123
    Issuance of stock for stock plans                           $     5   $      6
    (Decrease) increase in unrealized loss on securities
       available for sale, net of deferred tax                  $   (84)  $     46
                                                                =======   ========

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

The accompanying condensed consolidated financial statements as of December 31, 1997, (unaudited) and March 31, 1997, and for the three and nine months ended December 31, 1997, and 1996 (unaudited), include the accounts of the Company, FSC and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine months ended December 31, 1997, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2.  EARNINGS AND DIVIDENDS PER SHARE:
    ---------------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement established standards for computing and presenting earnings per share ("EPS"). This Statement simplified the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and made them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS and required dual presentation of basic and diluted EPS on the face of the income statement. Also, disclosure is made of a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement became effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and required restatement of all prior-period EPS data presented. The Company adopted the Statement as of December 31, 1997. The following is a reconciliation of the numerator and denominator in the EPS calculations:

                                  Nine Months                         Nine Months
                            Ended December 31, 1997             Ended December 31, 1996
                     ------------------------------------  ----------------------------------
                                     Dilutive                            Dilutive
                                    Effect of                           Effect of
                                    Options                             Options
                         Basic      Issued      Diluted      Basic       Issued     Diluted
                       ----------  ----------  ----------  ----------  ----------  ----------
Net Income             $1,267,000         ---  $1,267,000  $  575,000         ---  $  575,000
Shares available to
common shareholders     1,176,419      60,408   1,236,827   1,222,688      23,638   1,246,326
                       ----------     -------  ----------  ----------     -------  ----------

Earnings per share     $     1.08     $  0.05  $     1.03  $     0.47     $  0.01  $     0.46
                       ==========     =======  ==========  ==========     =======  ==========

Dividends declared for the quarter ended December 31, 1997, consisted of a $.125 per share quarterly dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

Comparison of Financial Condition as of December 31, 1997, and March  31, 1997
------------------------------------------------------------------------------

Fed funds increased $5,925, or 141.07%, to $10,125 at December 31, 1997. This increase is primarily the result of funds received from the repayments of loans receivable and an increase in deposits.

Securities available for sale and held to maturity increased $1,740, or 10.4%, to $18,443 at December 31, 1997. This increase reflects the purchase of $6,746 of government securities and government agency notes, offset by the effect of securities totaling $5,152 maturing or being called prior to maturity.

Mortgage-backed securities decreased $403, or 3.02%, to $12,926 at December 31, 1997, from $13,329 at March 31, 1997. This decrease is primarily the result of principal repayments and prepayments exceeding purchases of $2,225 in mortgage-backed securities.

Loans receivable, net, at December 31, 1997, were $119,840, a decrease of $7,009, or 5.5%, from $126,849 at March 31, 1997. The decrease in loans receivable, net, is primarily the result of repayments, as well as the origination of loans for sale in the secondary market rather than for retention in the Banks' portfolios.

The Company's consolidated allowances for loan losses increased to $1,157 at December 31, 1997, from $733 at March 31, 1997. This increase is primarily due to a provision of $503 (see "Provision for Loan Losses") offset by the net of charge-offs over recoveries of $79. Non-performing loans at

December 31, 1997, were $1,895, or 1.6% of loans receivable, which approximated the March 31, 1997, level of $1,900, or 1.5% of loans receivable. At December 31, 1997, there were no loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $644 at December 31, 1997, an increase of $513 from March 31, 1997, primarily as a result of foreclosures on loans that had been nonperforming at March 31, 1997. Based on the evaluations of the values of such properties, management currently does not believe that the Company will suffer any loss upon their disposition.

Real estate held for investment of $931 at March 31, 1997, represented investment property which was previously under lease with a purchase option. The Company sold this property during the quarter ended December 31, 1997, and recorded a gain of $511 on the sale.

Deposits increased $2,375, or 1.5%, to $160,345 at December 31, 1997, from $157,970 at March 31, 1997. The increase is primarily the result of normal growth, including local municipal deposits.

Borrowed funds of $1,000 at March 31, 1997, representing FHLB advances, were repaid during the quarter ended December 31, 1997.

The Company had stockholders' equity of $17,325 as of December 31, 1997, a decrease of $598, or 3.3%, from $17,923 as of March 31, 1997. The net decrease is primarily attributable to the purchase of treasury stock totaling $1,539, and dividends declared of $555, or $.475 per share, offset by net income for the nine months ended December 31, 1997 of $1,267. Included in such dividends was a special dividend of $.10 per share.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Company's principal sources of funds have been deposits, principal and interest payments on loans, and proceeds from maturities of mortgage-backed securities and other securities. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At December 31, 1997, the Banks had commitments to originate and fund loans of $5,208. The Company anticipates that sufficient funds will be available to meet these current loan commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity of First Federal at December 31, 1997, was 15.0%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are their actual capital ratios and the minimum regulatory capital requirements as of December 31, 1997.

                                       First Federal      First State      The Company
                                    ------------------  ---------------  ---------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital:
Stockholders' Equity less goodwill     $11,016   8.02%  $ 3,048   7.70%  $ 15,897   8.91%
Minimum Required                         5,492   4.00%    1,584   4.00%     7,136   4.00%
                                       -------  -----   -------  -----   --------  -----
Excess                                 $ 5,524   4.02%  $ 1,464   3.70%  $  8,761   4.91%
                                       =======  =====   =======  =====   ========  =====
Total Capital:
Tier 1 Capital plus allowances
     for loan losses                   $11,866  15.30%  $ 3,332  14.66%  $ 17,054  17.01%
Minimum Required                         6,205   8.00%    1,818   8.00%     8,022   8.00%
                                       -------  -----   -------  -----   --------  -----
Excess                                 $ 5,661   7.30%  $ 1,514   6.66%  $  9,032   9.01%
                                       =======  =====   =======  =====   ========  =====
Total Risk-weighted assets             $77,561          $22,722          $100,283
                                       =======          =======          ========

LEVERAGE RATIOS
Tier 1 Capital                         $11,016   8.02%  $ 3,048   7.70%  $ 15,897   8.91%
Minimum Leverage Requirement             4,119   3.00%    1,188   3.00%     5,352   3.00%
                                       -------  -----   -------  -----   --------  -----
Excess                                 $ 6,897   5.02%  $ 1,860   4.70%  $ 10,545   5.91%
                                       =======  =====   =======  =====   ========  =====

TANGIBLE CAPITAL RATIO
Tangible Capital                       $11,016   8.02%
Tangible Capital Requirement             2,060   1.50%
                                       -------  -----
Excess                                 $ 8,456   6.52%
                                       =======  =====

General Results of Operations - Comparison of the Three Months Ended
---------------------------------------------------------------------
December 31, 1997 and 1996
--------------------------

For the three months ended December 31, 1997, the Company recorded net income of $413, compared to net income of $540 for the three months ended December 31, 1996. The decrease is primarily the result of the reduction in expense in the prior year to adjust litigation and deposit insurance special assessment to actual amounts paid. The Company recorded estimates for these expenses in the quarter ended September 30, 1996, and the actual amounts paid were less than estimated which resulted in reduced expense during the prior year quarter ended December 31.

Interest Income
---------------

Total interest income decreased $66, to $3,352 for the three months ended December 31, 1997. The same level of interest income has been maintained because the average balance of interest earning assets has been stable. The average yield on interest earning assets was 8.2% during the three months ended December 31, 1997, which was also the yield for the corresponding quarter of the previous year.

Interest and fees on loans decreased $152, or 5.3%, to $2,739 during the three months ended December 31, 1997, from $2,891 for the three months ended December 31, 1996. The decrease in interest income on loans is attributable to a slight decrease in the average balance of loans during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. The decrease was partially offset by an increase in the average yield on loans to 9.0% for the three months ended December 31, 1997, compared to 8.9% for the corresponding quarter of the previous year.

Interest earned on mortgage-backed securities increased $24, or 14.6%, to $188 for the three months ended December 31, 1997, from $164 for the corresponding three months ended December 31, 1996. The increase is primarily attributable to a 24.1% increase in the average balance of mortgage-backed securities during the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996, partially offset by a decrease in average yield. The increase is the result of the purchase of mortgage-backed securities during the latter part of fiscal 1997, net of principal repayments and prepayments.

Interest and dividends on the securities portfolio decreased $16, or 5.7%, during the third quarter of fiscal 1998 from the third quarter of fiscal 1997. This decrease reflects a 9.6% decrease in the average balance of securities from the corresponding quarter of the previous year. The decrease in the average balance was partially offset by a slight increase in the average yield.

Interest Expense
----------------

Interest expense for the quarter ended December 31, 1997, decreased $34, or 1.8%, to $1,835, from $1,869 during the quarter ended December 31, 1996. This decrease is primarily attributable to a decrease in the average rate paid on deposits to 4.7% during the quarter ended December 31, 1997, from 4.8% for the quarter ended December 31, 1996, partially offset by a slight increase in average balance of deposits.

Net Interest Income
-------------------

Net interest income for the quarter ended December 31, 1997, decreased $32, or 2.1%, to $1,517 from the second quarter of fiscal 1997 level of $1,549. The decrease is due in part to a decrease in the average balance of interest-earning assets partially offset by an increase in net interest spread to 3.5% in the third quarter of fiscal 1998 from 3.4% in the third quarter of fiscal 1997.

Provision for Loan Losses
-------------------------

Management recorded a provision of $401 during the quarter ended December 31, 1997. This provision raised the Company's allowance for loan losses to a higher level within its estimated range of loss exposure. During the quarter, management reevaluated its methodology for establishing the allowance, and the resulting increase was considered necessary given the change in loan portfolio mix. The Company has somewhat broadened its lending, resulting in a shift from a traditional thrift portfolio to a community bank portfolio. Consumer and commercial real estate loans have risen to comprise a consistently higher percentage of the loan portfolio. After the provision, the ratio of the allowance to total loans of 0.96% is considered reasonable in relation to estimated loss exposure.

The allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and considers, among other factors, historical loss experience, current economic conditions, distribution of the loan portfolio by risk class and the estimated value of the underlying collateral. In the opinion of management, the allowance for loan losses at December 31, 1997, was adequate to cover losses inherent in the loan portfolios.

Noninterest Income
------------------

Noninterest income for the quarter ended December 31, 1997, totaled $743 as compared to $219 for the quarter ended December 31, 1996. The increase is primarily the result of the gain of $511 recorded on the sale of real estate held for investment discussed previously.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended December 31, 1997, increased $229 to $1,157 from the fiscal 1997 third quarter level of $928. The increase in noninterest expense is primarily the result of a reduction in litigation expense and deposit insurance special assessment expense in the prior year to adjust expenses to the actual amounts paid. Amounts had previously been estimated based on information available at the time.

Income Taxes
------------

The provision for income taxes increased $39 to $289 for the quarter ended December 31, 1997, as compared to $250 for the corresponding quarter of the prior year. The tax liability is estimated at each quarter end.

General Results of Operations - Comparison of the Nine Months Ended December 31,
--------------------------------------------------------------------------------
1997 and 1996
-------------

Net income for the nine months ended December 31, 1997, was $1,267, an increase of $692 from net income of $575 for the nine months ended December 31, 1996.
The increase is primarily attributable to two nonrecurring items recorded in the prior year: the SAIF special assessment of approximately $461 (after taxes) and the accrual of a lawsuit judgement in the amount of $165 (after taxes).

Interest Income
---------------

Total interest income increased $164, or 1.6% to $10,137 for the nine months ended December 31, 1997. This increase is primarily the result of an increase in the average yield on interest-earning assets to 8.3% during the nine months ended December 31, 1997, from 8.0% during the nine months ended December 31, 1996. This increase was partially offset by a decrease in the average balance of interest earning assets during the periods.

Interest and fees on loans decreased $113, or 1.3% to $8,387 during the nine months ended December 31, 1997, from $8,500 for the nine months ended December 31, 1996. The decrease is primarily the result of an approximate 4.1% decrease in the average balance of loans during the third quarter of fiscal 1998 as compared to the same period of fiscal 1997. The decrease was partially offset by an increase in the average yield on loans of 9.0% for the nine months ended December 31, 1997, from 8.7% at December 31, 1996.

Interest earned on mortgage-backed securities increased $201, or 51.5%, to $591 for the nine months ended December 31, 1997, from $390 for the corresponding nine months ended December 31, 1996. The increase reflects a 56.4% increase in the average balance of mortgage-backed securities during the nine months ended December 31, 1997, as compared to the nine months ended December 31, 1996. The increase was the result of the purchase of mortgage-backed securities during the latter part of fiscal 1997, net of principal repayments and prepayments. The increase is partially offset by a slight decrease in yield for the nine months ended December 31, 1997, compared to the same period a year ago.

Interest and dividends on the securities portfolio decreased $32, or 4.1%, for the nine months ended December 31, 1997, compared to the nine months ended December 31, 1996, reflecting a decrease in the average balance of investment securities net of a slight increase in yield.

Interest Expense
----------------

Interest expense for the nine months ended December 31, 1997, remained stable as compared to the nine months ended December 31, 1996. There was a slight increase in the average level of deposits for the nine months ended December 31, 1997, offset by a decrease in the average rate paid on deposits to 4.7%, compared to 4.8% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the nine months ended December 31, 1997, increased $163, or 3.6%, to $4,667 from $4,504 for the nine months ended December 31, 1996.
This increase was due primarily to an increase in the average net interest spread to 3.6% for the first nine months of fiscal 1998 from 3.3% for the first nine months of fiscal 1997. The increase is partially offset by a slight decline in the average balance of interest earning assets. The net interest margin increased to 3.8% in the first nine months of fiscal 1998 from 3.6% in the first nine months of fiscal 1997.

Provision for Loan Losses
-------------------------

The allowance for loan losses was increased by a provision of $503 for the nine months ended December 31, 1997. This provision raised the Company's allowance for loan losses to a higher level within its estimated range of loss exposure. During the quarter, management reevaluated its methodology for establishing the allowance, and the resulting increase was considered necessary given the change in loan portfolio mix. The Company has somewhat broadened its lending, resulting in a shift from a traditional thrift portfolio to a community bank portfolio. Consumer and commercial real estate loans have risen to comprise a consistently higher percentage of the loan portfolio. After the provision, the ratio of the allowance to total loans of 0.96% is considered reasonable in relation to estimated loss exposure.

The allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and considers, among other factors, historical loss experience, current economic conditions, distribution of the loan portfolio by risk class and the estimated value of the underlying collateral. In the opinion of management, the allowance for loan losses at December 31, 1997, was adequate to cover losses inherent in the loan portfolios.

Noninterest Income
------------------

Noninterest income for the nine months ended December 31, 1997, totaled $1,182 as compared to $617 for the nine months ended December 31, 1996. The increase is primarily the result of a gain of $511 recorded on the sale of real estate held for investment.

Noninterest Expenses
--------------------

Noninterest expenses during the nine months ended December 31, 1997, decreased $792 to $3,345 from the fiscal 1997 level of $4,137. The decrease in noninterest expense is primarily the result of the accrual of the SAIF special assessment of approximately $461 (after taxes) and the accrual of a lawsuit judgement of $165 (after taxes) recorded in the prior year.

Income Taxes
------------

The provision for income taxes increased $460, to $734 for the nine months ended December 31, 1997, as compared to the corresponding period of the prior year. The increased tax expense was due to the increase in pretax income.

This report on Form 10-Q contains forward-looking statements. Additionally, from time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. These forward-looking statements are based on currently available competitive, financial and economic data and the Company's operating plans. These statements are also inherently subject to risks and uncertainties, including without limitation the risks described in the Company's periodic reports and other filings with the Securities and Exchange Commission. Because of the risks and uncertainties, events and results could turn out to be significantly different from what the Company had expected.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At December 31, 1997, there were no legal proceedings to which the Company or either of the Banks was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.   CHANGE IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

                                FIRSTFED BANCORP, INC.

Date:  February 13, 1998        /s/ B.K. Goodwin, III
                                ---------------------
                                B. K. Goodwin, III
                                Chairman of the Board,
                                Chief Executive Officer
                                  and President
                                (Duly Authorized Officer)


Date:  February 13, 1998        /s/ Lynn J. Joyce
                                -----------------
                                Lynn J. Joyce
                                Chief Financial Officer,
                                Vice President, Secretary
                                  and Treasurer
                                (Principal Financial and
                                Accounting Officer)