Form 10KSB40
period 1998-03-31
FIRSTFED BANCORP INC
filed 1998-06-25
CIK 876947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         ----------------------------

                                  FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 1998.

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______________ To ________________.

                       Commission File Number:   0-19609
                                               -----------

                            FirstFed Bancorp, Inc.
------------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)


                   Delaware                                       63-1048648
-----------------------------------------------------        -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
  or organization)                                           identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                   35020
-----------------------------------------------------          --------------
(Address of principal executive office)                           Zip Code

Registrant's telephone number, including area code:        (205) 428-8472
                                                           --------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                 --------------------------------------------
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X    N0
           ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [ X ].
                                      ---

State issuer's revenues for its most recent fiscal year    $14,891,000   .
                                                        -----------------

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market June 9, 1998, was $19,934,475.

As of June 9, 1998, there were issued and outstanding 1,204,598 shares of the registrant's common stock.

                     DOCUMENTS  INCORPORATED  BY  REFERENCE

(1) Portions of the Annual Report to Stockholders for the year ended March 31, 1998, are incorporated by reference into Parts I and II of this Form 10-KSB.
(2) Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                               TABLE OF CONTENTS
                               -----------------

                                                                                                        PAGE
                                                                                                        ----
PART I.
        ITEM I.     Description of Business
                      The Company.......................................................................  1
                      First Federal Savings Bank........................................................  1
                      First State Bank of Bibb County...................................................  1
                      Average Balances, Yields Earned and Rates Paid....................................  3
                      Rate/Volume Analysis..............................................................  4
                      Asset/Liability Management........................................................  5
                      Lending Activities................................................................  7
                      Other Investment Activities....................................................... 13
                      Deposits, Borrowings and Other Sources of Funds................................... 15
                      Competition....................................................................... 16
                      Regulation, Supervision and Governmental Policy................................... 16
                      Taxation.......................................................................... 22
                      Personnel......................................................................... 22

        ITEM 2.     Description of Property............................................................. 23

        ITEM 3.     Legal Proceedings................................................................... 24

        ITEM 4.     Submission of Matters to a Vote of Security Holders................................. 24

PART II.
        ITEM 5.     Market for Common Equity and Related Stockholder Matters............................ 24

        ITEM 6.     Management's Discussion and Analysis or Plan of Operation........................... 24

        ITEM 7.     Financial Statements................................................................ 24

        ITEM 8.     Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure............................................... 24

PART III.
        ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act................................. 24

        ITEM 10.    Executive Compensation.............................................................. 24

        ITEM 11.    Security Ownership of Certain Beneficial Owners and Management...................... 24

        ITEM 12.    Certain Relationships and Related Transactions...................................... 25

        ITEM 13.    Exhibits, List and Report on Form 8-K............................................... 25



                                      i.

                                    PART I
                                    ------


ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

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

The Company's assets consist primarily of its investment in the Banks and liquid investments. It engages in no significant activity, except through the Banks' operations. The Company had total assets of $181,468,000, total deposits of $162,859,000 and stockholders' equity of $17,634,000 at March 31, 1998.

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

First Federal currently conducts business from five locations in Jefferson, Shelby and Tuscaloosa Counties, Alabama, consisting of its home office in Bessemer and four other branches, one each in Pelham, Hueytown, Hoover and Vance. Each branch is a full service facility.

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

Earnings of First Federal and First State are primarily dependent upon net interest income, which is the difference between the income derived from interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposit accounts. Net interest income is affected by (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for both years in the two year period ended March 31, 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual delinquent loans. For further discussion see "Management's Discussion and Analysis" in the Company's 1998 Annual Report to Stockholders (the "Annual Report").

                                                               Year Ended March 31,
                                                    -------------------------------------------
                                                             1998                  1997
                                                    ----------------------  -------------------
                                                     Average     Average
                                                     Balance     Interest    Balance   Interest
                                                    ----------  ----------  ---------  --------
                                                                  (In thousands)
Interest-earning assets:
Loans                                                $123,193    $ 11,084    $129,520   $11,339
Securities                                             28,843       1,789      25,818     1,583
Other interest-earning assets                          11,737         644       8,479       399
                                                     --------    --------   ---------  --------

Total interest-earning assets                         163,773      13,517     163,817    13,321
Non-interest-earning assets                            15,755                  10,195
                                                     --------                --------
Total assets                                         $179,528                $174,012
                                                     ========                ========

Interest-bearing liabilities:
Deposits                                             $157,813    $  7,252    $152,254   $ 7,208
Other borrowings                                          516          37       1,435        98
                                                     --------    --------   ---------  --------
Total interest-bearing liabilities                    158,329       7,289     153,689     7,306
Non-interest bearing liabilities                        3,786                   2,849
                                                     --------    --------   ---------   -------
Total liabilities                                     162,115    $  6,228     156,538   $ 6,015
Stockholders' equity                                   17,413    ========      17,474   =======
                                                     --------                --------
Total liabilities and stockholders' equity           $179,528                $174,012
                                                     ========                ========

                                                           Year Ended
                                                            March 31,
                                                     --------------------
                                                       1998        1997
                                                     --------    --------
Yield on:
Loans                                                  9.00%       8.75%
Securities                                             6.20        6.13
Other interest-earning assets                          5.49        4.71
  All interest-earning assets                          8.25        8.13
Rate paid on:
Deposits                                               4.60        4.73
Other borrowings                                       7.17        6.83
  All interest-bearing liabilities                     4.60        4.75

Interest rate spread (1)                               3.65%       3.38%
                                                     =======     =======

Net yield (2)                                          3.80%       3.67%
                                                     =======     =======

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



                                      Year Ended                    Year Ended
                                    March 31, 1998                March 31, 1997
                                        Versus                        Versus
                                    March 31, 1997                March 31, 1996
                             ----------------------------  -----------------------------
                              Volume     Rate      Net      Volume      Rate      Net
                             --------  --------  --------  ---------  --------  --------
                                                                          (In thousands)
Increase (decrease) in
 interest earned on:
Interest-earning assets-
Loans                          $(608)     $353     $(255)   $ 1,463      $460   $ 1,923
Securities                       188        18       206        773       (31)      742
Other interest-earning assets    171        74       245        106         8       114
                             --------  --------  --------  ---------  --------  --------
  Total                         (249)      445       196      2,342       437     2,779
                             --------  --------  --------  ---------  --------  --------

Decrease (increase) in
 interest paid on:
Interest-bearing
 liabilities-
Deposits                        (178)      134       (44)    (1,742)      146    (1,596)
Other borrowings                  66        (5)       61        106       (25)       81
                             --------  --------  --------  ---------  --------  --------
  Total                         (112)      129        17     (1,636)      121    (1,515)
                             --------  --------  --------  ---------  --------  --------

  Net (decrease) increase
   in net
   interest income             $(361)     $574     $ 213    $   510      $754   $ 1,264
                             ========  ========  ========  =========  ========  ========

ASSET/LIABILITY MANAGEMENT

The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis than their interest-earning assets. The Banks have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of their assets and liabilities. The Banks' strategies are intended to stabilize net interest income for the long-term by protecting their interest rate spread against fluctuations in interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage ("ARM") loans secured by one-to-four-family residences and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and undertaking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At March 31, 1998, the Banks' cumulative one-year gap is negative and a period of rising interest rates could have an adverse effect on earnings. However, management believes that the Banks' strong capital positions are sufficient to protect the Banks from the negative effects of interest rate changes on net income.

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

Historically, the Banks have not experienced the level of volatility in net interest income indicated by the cumulative one-year gap ratio. The primary reason for this is that the Banks have a relatively large base of deposit products that do not reprice on a contractual basis. These deposit products are primarily traditional passbook accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within 90 days" repricing category and comprise 36.0% of total interest-bearing liabilities.
The rates paid on these accounts are typically sensitive to changes in market interest rates only under certain conditions, such as market interest rates falling to historically low levels.

INTEREST RATE SENSITIVITY ANALYSIS
----------------------------------

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Banks. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.




                                                                      At March 31, 1998
                             ------------------------------------------------------------------------------------------------------
                              Within    91 To     181 Days     1 Year     3 Years       5 Years     10 Years
                             90 Days   180 Days  To 1 Year  To 3 Years   To 5 Years   To 10 Years  To 20 Years   20 Years    Total
                             --------  --------  ---------  ----------   ----------   -----------  -----------   --------  --------
Interest-earning assets:
 Loans receivable (3)        $ 31,347   $15,116   $ 25,452   $ 30,608     $ 6,115     $ 5,675     $ 3,680     $ 4,252     $122,245
 Securities (1)(2)              7,819     2,457      3,767      5,023       4,547       1,494         - -       3,202       28,309
 Cash Invesments               24,642       - -        - -        - -         - -         - -         - -         - -       24,642
                             --------   -------   --------   --------     -------     -------     -------     -------     --------
Total interest-earning
 assets                        63,808    17,573     29,219     35,631      10,662       7,169       3,680       7,454      175,196
                             --------   -------   --------   --------     -------     -------     -------     -------     --------
Interest-bearing
 liabilities:
 Passbook accounts (4)         25,752       - -        - -        - -         - -         - -         - -         - -       25,752
 Transaction accounts (4)      32,932       - -        - -        - -         - -         - -         - -         - -       32,932
 Certificate accountss         18,132    14,004    33,703     35,463      2,852          21         - -         - -        104,175
                             --------   -------   --------   --------     -------     -------     -------     -------     --------
Total interest-bearing
 liabilities                   76,815    14,004     33,703     35,463       2,852          21         - -         - -      162,858
                             --------   -------   --------   --------     -------     -------     -------     -------     --------
Interest sensitivity gap
 per period                  $(13,007)  $ 3,569   $ (4,484)  $    168     $ 7,810     $ 7,148     $ 3,680     $ 7,454     $ 12,338
                             ========   =======   ========   ========     =======     =======     =======     =======     ========

Cumulative interest
 sensitivity gap             $(13,007)  $(9,438)  $(13,922)  $(13,754)    $(5,944)    $ 1,204     $ 4,884     $12,338     $ 12,338
                             ========   =======   ========   ========     =======     =======     =======     =======     ========

Percentage of cumulative
 gap to total assets            (7.17)%   (5.20)%    (7.67)%    (7.58)%     (3.28)%      0.66%       2.69%       6.80%        6.80%

Cumulative ratio of
 interest-sensitive assets
to interest-sensitive
 liabilities                    83.07%    89.61%     88.82%     91.40%      96.35%     100.74%     103.00%     107.58%      107.58%

(1) Includes $326 of FHLB-Atlanta stock, which represents the stock balance in excess of the amount required to be held, as due in the within 90 day category. The FHLB-Atlanta stock required to be owned by First Federal is shown as due in more than twenty years.
(2) Includes $9,191 in securities available for sale; such securities are reflected in the above table based on their contractual maturity.
(3) Includes $778 in loans held for sale; such loans are reflected in the above table in the within 90 days category.
(4) Assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are typically not sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced.

LENDING ACTIVITIES

General
-------

The Banks' loan portfolios are comprised primarily of first mortgage loans secured by one-to-four family residences, a majority of which are adjustable rate, conventional mortgage loans. The Banks originate loans on real estate located in their primary lending areas in West Jefferson, Northern Shelby and Bibb Counties of Alabama, which include Bessemer, Pelham, Hueytown, Hoover, West Blocton, Centreville, and the western suburbs of Birmingham. First Federal has authority within regulatory limitations to originate loans secured by real estate throughout the United States but has exercised this authority outside its primary lending area only on a limited basis.

The Banks have never purchased servicing rights. During fiscal 1998, the Banks sold fixed rate loans in the secondary market and First Federal retained servicing for only a small portion of those loans; servicing rights are immaterial.

Residential Lending - One-to-Four Family
----------------------------------------

The Banks offer various adjustable rate one-to-four family residential loan products. The Banks' ARM loans generally are subject to a limitation of 2% per adjustment for interest rate increases and decreases, with a lifetime cap of 6% on increases. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. Interest rates and origination fees on ARM loans are priced to provide a profit margin and not necessarily to be competitive in the local market. The Banks' one-to-four family residential ARM loans do not provide for negative amortization.

The Banks generally make one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increased interest rate. First Federal usually charges an origination fee of 1.00% to 2.00% on one-to-four family residential mortgage loans. First Federal and First State each have loan policies that require approval by a loan committee or their respective Board of Directors for loans over specified amounts. The Boards of Directors of First Federal and First State are furnished with an analysis of the respective monthly loan activity.

In addition to ARM lending, the Banks may originate fixed rate one-to-four family residential loans. However, at this time, the majority of all fixed rate loans are being sold into the secondary market. The Banks have established investor relationships with several banks and mortgage companies. In addition, First Federal is approved by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Corporation (FNMA) to sell and service loans. These outlets allow the Banks to offer more diversified products and enhance the management of interest rate risk. The Banks apply the required underwriting procedures in making these fixed rate mortgage loans.

Commercial Real Estate Lending
------------------------------

Loans secured by commercial real estate totaled approximately $15.2 million, or 12.91% of the Banks' total loan portfolio, at March 31, 1998. Commercial real estate loans are generally originated in amounts up to 65% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by each Bank. The Banks' commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at March 31, 1998, most are located within 100 miles of the Banks' office locations and were made to local customers of the Banks. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates generally based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates and may carry prepayment penalties.

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

Construction Lending
--------------------

The Banks have several construction loan programs. At March 31, 1998, the Banks had $9.8 million in construction loans outstanding or 8.0% of the Banks' loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $3.5 million was undisbursed at March 31, 1998, and consisted of loans to individuals for construction of residential properties. The Banks presently charge adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on site inspection.

Consumer Lending
----------------

As community-oriented lenders, the Banks offer certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $12.2 million or 10.37% of the Banks' total loan portfolio at March 31, 1998. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk.

Home Equity Lending
-------------------

First Federal began offering home equity loans during fiscal 1995. Home equity loans may be made not to exceed 80% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At March 31, 1998, the outstanding home equity loan balance was $3.4 million.

Commercial Lending
------------------

The Banks originate commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Banks' respective market areas. Commercial loans are adjustable rate loans and generally secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $7.9 million or 6.73% of the Banks' total loan portfolio at March 31, 1998.

Analysis of Loan Portfolio
--------------------------

The following table sets forth the composition of the Banks' mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated. At March 31, 1998, the Banks had no concentrations of loans exceeding 10% of total loans that are not disclosed below.



                                                At March 31,
                                   --------------------------------------
                                          1998                 1997
                                   ------------------  ------------------
                                    Percent             Percent
                                      of                  of
                                    Amount     Total    Amount     Total
                                   ---------  -------  ---------  -------
                                           (Dollars in thousands)
Mortgage Loans:
 One-to-four family residential    $ 86,965    73.99%  $ 95,451    75.25%
 Commercial real estate              15,179    12.91     14,590    11.50
                                   --------   ------   --------   ------

Total mortgage loans                102,144    86.90    110,041    86.75
                                   --------   ------   --------   ------

Consumer loans:
 Savings accounts                       880      .75        927      .73
 Other                               11,309     9.62     11,480     9.05
                                   --------   ------   --------   ------

Total consumer loans                 12,189    10.37     12,407     9.78
                                   --------   ------   --------   ------

Commercial loans                      7,912     6.73      7,804     6.15
                                   --------   ------   --------   ------

 Total loans receivable             122,245   104.00    130,252   102.68
                                   --------   ------   --------   ------

Less:
 Undisbursed portion of
  mortgage loans                      3,459     2.94      2,523     1.99
 Escrow, net                            143      .12        177      .14
 Allowance for loan losses            1,106      .94        733      .58
 Net deferred loan costs                 (5)     - -        (33)    (.03)
 Discount on loans purchased              1      - -          3      - -
                                   --------   ------   --------   ------
                                      4,704     4.00      3,403     2.68
                                   --------   ------   --------   ------

   Loans receivable, net           $117,541   100.00%  $126,849   100.00%
                                   ========   ======   ========   ======


Loan Maturity
-------------

The following table shows the maturity of the Banks' loan portfolio at March 31, 1998, based upon contractual maturity.




                                                   March 31, 1998
                             ----------------------------------------------------------
                             One-to-Four
                               Family
                             Residential   Commercial   Consumer  Commercial
                                Loans     Real Estate    Loans      Loans       Total
                             -----------  ------------  --------  ----------  ---------
  (In thousands)
Amounts Due:
 One year or less                $42,093      $ 7,952    $ 3,432      $6,243   $ 59,720
 One year through 5 years         27,747        3,351      7,459       1,264     39,821
 After 5 years                    17,125        3,876      1,298         405     22,704
                                 -------  -----------   --------  ----------  ---------
                                 $86,965      $15,179    $12,189      $7,912    122,245
                                 =======  ===========   ========  ==========

Less:
 Undisbursed portion of mortgages                                                 3,459
 Discount on loans purchased                                                          1
 Net deferred loan fees (cost)                                                       (5)
 Allowance for loan losses                                                        1,106
 Escrow, net                                                                        143
                                                                              ---------

Loans receivable, net                                                          $117,541
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

The following table sets forth at March 31, 1998, the dollar amount of loans due after March 31, 1999, based upon contractual maturity dates, and whether such loans have fixed interest rates or adjustable interest rates:


                                DUE AFTER MARCH 31, 1999
                             ------------------------------
                              FIXED    ADJUSTABLE   TOTAL
                             --------  ----------  --------
                                     (In thousands)
Mortgage Loans:
One-to-four family            $12,487     $32,385   $44,872
Commercial real estate          1,928       5,299     7,227
                              -------     -------   -------

   Total mortgage loans        14,415      37,684    52,099
                              -------     -------   -------

Consumer loans                  8,757         - -     8,757
                              -------     -------   -------

Commercial loans                  617       1,052     1,669
                              -------     -------   -------

   Total loans receivable     $23,789     $38,736   $62,525
                              =======     =======   =======


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

Loan Delinquencies, Nonperforming Assets and Classified Assets
--------------------------------------------------------------

The Banks consider nonperforming assets to include nonaccruing loans, accruing loans delinquent 90 days or more, and real estate owned. The Banks' policies are to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Banks obtain title of the real estate securing the loan in foreclosure proceedings. At March 31, 1998, the Banks had no restructured loans within the meaning of Financial Accounting Standards Board Statement 15. The following table is an analysis of the Banks' nonperforming assets.

                                                      At March 31,
                                                   -----------------
                                                    1998      1997
                                                   -------  --------
                                                 (Dollars in thousands)

   Nonaccrual loans                                 $1,207   $  719
     Accruing loans delinquent 90 days or more:
          Mortgage loans                               397    1,020
          Consumer loans                               128      116
          Commercial loans                               3       30
                                                    ------   ------
       Total non-performing loans                    1,735    1,885

     Real estate owned                                 665      131
                                                    ------   ------

       Total non-performing assets                  $2,400   $2,016
                                                    ======   ======

     Allowance for uncollected interest             $   70   $   38
                                                    ======   ======

     Non-performing assets to total assets            1.32%    1.13%
                                                    =======  =======

     Non-performing loans to total loans, net         1.48%    1.49%
                                                    =======  =======

At March 31, 1998, there were no loans not included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at March 31, 1998, would have increased by approximately $70,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for fiscal 1998 was approximately $44,000.

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

The following table sets forth information regarding the Banks' allowance for loan losses for the periods and at the dates indicated.

                                                             Year Ended March 31,
                                                           ------------------------
                                                               1998         1997
                                                           ------------  ----------
                                                            (Dollars in thousands)

  Balance at beginning of period                                $  733      $  621

  Provision for loan losses                                        532         186

  Charge-offs:
   Mortgage loans                                                   87          41
   Consumer loans                                                  137         191
   Commercial loans                                                  1          10
                                                                ------      ------

     Total Charge-offs                                             225         242
                                                                ------      ------

  Recoveries:
   Mortgage loans                                                    9          25
   Consumer loans                                                   50         137
   Commercial loans                                                  7           6
                                                                ------      ------

     Total Recoveries                                               66         168
                                                                ------      ------

  Charge-offs, net of recoveries                                   159          74
                                                                ------      ------

  Balance at end of period                                      $1,106      $  733
                                                                ======      ======

  Ratio of allowance for loan losses to total loans
   receivable at the end of period                                 .94%        .58%
                                                                ======      ======

  Ratio of allowance for loan losses to non-performing
   loans (1)                                                     63.75%      38.89%
                                                                ======      ======

  Ratio of allowance for loan losses to non-performing
   assets (2)                                                    46.08%      36.36%
                                                                ======      ======

  Ratio of net charge-offs during the period to average
   loans outstanding during the period                             .13%        .06%
                                                                ======      ======

(1) Non-performing loans are comprised of accruing loans delinquent 90 days or more and nonaccrual loans.

(2) Non-performing assets include non-performing and nonaccrual loans and real estate owned.

The following table allocates the allowance for loan losses by category. The allocation to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                  March 31,
                     -----------------------------------
                           1998               1997
                     -----------------  ----------------
                     Amount   Percent   Amount  Percent
                     -------  --------  ------  --------
                           (Dollars in thousands)

     Mortgage         $  587     53.1%    $392     53.5%
     Consumer            301     27.2      173     23.6
     Commercial          218     19.7      168     22.9
                      ------    -----     ----    -----

         Total        $1,106    100.0%    $733    100.0%
                      ======    =====     ====    =====

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its' federal regulators, which can order the establishment of additional general or specific loss allowances. At March 31, 1998, the Banks had $97,000 of assets classified as loss, no assets classified as doubtful, $1.4 million of assets classified as substandard, and $360,000 of assets designated as special mention. The Banks' total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 1.0% of the Banks' total assets at March 31, 1998. At that date, primarily all of the Banks' classified assets were one-to-four family residences and commercial mortgage loans in the Banks' market areas.

INVESTMENT ACTIVITIES

The Banks have investments in mortgage-backed securities and have, at times, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of March 31, 1998, ranging from 6.2% to 9.5%. At March 31, 1998, mortgage-backed securities totaled $12.7 million, or 7.0% of total assets.

At March 31, 1998, the Banks had 26.6% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Banks primarily invest in U. S. Government obligations and agency obligations. The Banks hold cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks and federal funds sold, the latter being generally sold for one day periods.

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

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Banks' investment securities, both held to maturity and available for sale, at March 31, 1998. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.


                                                  After One Through     After Five Through
                             One Year or Less         Five Years            Ten Years          After Ten Years
                           --------------------  --------------------  --------------------  --------------------
                                      Weighted              Weighted              Weighted              Weighted
                           Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average
                             Cost       Yield      Cost       Yield      Cost       Yield      Cost       Yield
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                           (Dollar amounts in thousands)

Interest bearing deposits    $ 5,592      5.45%     $  - -       - -%       $- -      - - %    $   - -      - - %

Federal funds                 19,050      5.40         - -       - -         - -       - -         - -       - -

U.S. Government and agency
securities (2)                 4,362      5.49       9,172      6.54         893      6.66      11,495      7.03

State, County and Municipal
securities                       - -       - -         365      5.65         600      5.45         - -       - -

FHLB-Atlanta stock (1)           326      7.25         - -       - -         - -       - -         937      7.25

Federal Reserve stock            128      6.02         - -       - -         - -       - -         - -       - -


                                           Total
                               -----------------------------
                                                   Weighted
                               Amortized   Fair     Average
                                 Cost      Value     Yield
                               ---------  -------  ---------


Interest bearing deposits       $ 5,592  $ 5,592      5.45%

Federal funds                    19,050   19,050      5.40

U.S. Government and agency
securities (2)                   25,922   26,084      6.58

State, County and Municipal
securities                          965    1,007      5.53

FHLB-Atlanta stock (1)            1,263    1,263      7.25

Federal Reserve stock               128      128      6.02


(1) The $326 amount of FHLB-Atlanta stock, which represents the stock balance in excess of the amount required to be held, is shown as due in one year or less. The FHLB-Atlanta stock required to be owned by First Federal is shown as due after ten years.

(2) Includes securities held to maturity and available for sale. The Securities are reflected in the above table based on their carrying value and contractual maturity. The weighted average yield does not include unrealized gains and losses on fair value of available for sale securities.

DEPOSITS, BORROWINGS AND OTHER SOURCES OF FUNDS

General
-------

The Banks' primary sources of funds are deposits and principal, interest and dividend payments on loans, mortgage-backed securities and investments.

Deposits
--------

The Banks offer a variety of deposit accounts having a range of interest rates and terms. The Banks' deposits consist of passbook savings, checking accounts, money market deposits, IRA and certificate accounts. The Banks currently have two ATM facilities and issue ATM cards on checking accounts. Compound interest is paid on most of the Banks' deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. The Banks' deposits are obtained primarily from the areas in which the branches are located. The Banks also maintain collateralized deposits in excess of $100,000 held by the State of Alabama and certain other depositors. Generally, the Banks price the deposit rates relative to existing treasury market rates. The Banks rely primarily on customers as their source to attract and retain these deposits. The Banks do not seek and have no brokered deposits.

Average Balance and Average Rate of Deposits
--------------------------------------------

The average balance of deposits and average yields are summarized for the periods indicated in the following table.

                              Year Ended March 31,
                        --------------------------------
                             1998             1997
                        ---------------  ---------------
                         Amount   Rate    Amount   Rate
                        --------  -----  --------  -----
                             (Dollars in thousands)
Transaction accounts    $ 27,377  1.56%  $ 22,813  1.71%
Passbook accounts         25,764  3.07     26,030  3.20
Certificates             104,672  5.77    103,411  5.79

Large Certificates of Deposit
-----------------------------

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of March 31,1998.

Maturity Period                      Amount
---------------                  --------------
                                 (In thousands)
Three months or less                   $ 3,966
Over three through six months            2,040
Over six through 12 months               6,736
Over 12 months                           7,423
                                       -------

  Total                                $20,165
                                       =======

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

At March 31, 1998, there were no outside borrowings. First Federal has available a fed fund line of credit and reverse repurchase line which were not used during the year. The Banks had internal borrowings totaling $950,000 at March 31, 1998, which represented a loan associated with the Employee Stock Ownership Plan ("ESOP"). The Company is the lender on the ESOP loan. The loan is eliminated in consolidation. See Note 8 of the Notes to Consolidated Financial Statements for additional information on borrowings.

COMPETITION

The Banks face strong competition both in making loans and in attracting deposits. A large number of financial institutions, including commercial banks, savings associations, credit unions, and other nonbank financial companies, compete in the greater Birmingham, Alabama metropolitan area, in which the primary service areas of the Banks are located. Most of these companies are competitors of the Banks to varying degrees. The Banks also compete with many larger banks and other financial institutions that have offices over a wide geographic area. These larger institutions have certain inherent competitive advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. In addition, competition in the Banks' service areas may increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "Regulation and Supervision of the Banks."

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

  First Federal, as a federal savings bank, is subject to regulation, supervision and regular examination by the OTS. First State, as an Alabama commercial bank that is a member of the Federal Reserve System, is subject to regulation, supervision and regular examination both by the State Banking Department and by the FRB. The deposits of both Banks are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Federal and Alabama banking laws and regulations control, among other things, the Banks' required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Banks' operations.

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

  Under OTS regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets, and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the federal bank regulators, including the OTS, have adopted regulations that impose certain restrictions on depository institutions that have a ratio of total capital to risk-weighted assets ("total risk-based capital ratio") of less than 8% or a ratio of Tier 1 capital to risk-weighted assets ("Tier 1 risk-based capital ratio") of less than 4% (or 3% if the institution is rated Composite 1 under the CAMELS examination rating system). See "Prompt Corrective Regulatory Action."

  Under the OTS capital regulations, "core capital" is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets, with limited exceptions for purchased mortgage servicing rights ("PMSRs"), purchased credit card relationships ("PCCRs") and certain intangible assets arising from prior regulatory accounting practices. Tangible capital has the same definition as core capital but is reduced by the amount of all the savings association's intangible assets with only a limited exception for PMSRs and PCCRs. Core and tangible capital are further reduced by the amount of a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At March 31, 1998, First Federal had no such investments.

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

  The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirement, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirments.

  At March 31, 1998, First Federal's tangible capital ratio was 7.7%; its core, or "leverage" capital ratio was 7.7%; its Tier 1 risk-based capital ratio was 13.3%; and its total risk-based capital ratio was 14.3%. Accordingly, it satisfied all minimum regulatory capital requirements.

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

  The leverage ratio adopted by the FRB requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for state member banks rated composite 1 under the CAMELS examination rating system. State member banks not rated composite 1 under the CAMELS rating system are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the FRB's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibles other than certain PMSRs and PCCRs may be included in capital.

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

  At March 31, 1998, First State's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 7.1%, 12.3% and 13.5%, respectively. Accordingly, it satisfied all minimum regulatory capital requirements.

  See Note 16 of the Notes to Consolidated Financial Statements for additional information related to regulatory capital.

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

  Under the joint prompt corrective action regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of March 31, 1998, both First Federal and First State were "well-capitalized" as defined by the regulations.

  Transactions with Affiliates. Each of the Banks is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Banks unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by each of the Banks are generally limited in amount as to the Company and as to any other affiliate to 10% of each Bank's capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of each Bank's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. In general, these regulations do not impose restrictions on transactions between the Banks.

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

  OTS regulations impose additional limitations on the payment of dividends and other capital distributions by First Federal. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Institution") is generally permitted without OTS approval to make capital distributions during a calendar year in an amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Institution") is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the institution's level of risk-based capital. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Institution") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Institutions that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or a Tier 3 Institution. At March 31, 1998, First Federal was a Tier 1 Institution.

  The approval of the FRB and the Alabama Superintendent of Banks is required if the total of all the dividends declared by First State in any calendar year exceeds First State's net income as defined for that year combined with its retained net income for the preceding two calendar years.

  Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.7 million of transaction accounts, and reserves equal to 3% must be maintained on the next $47.8 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of March 31, 1998, the Banks met their reserve requirements.

  Liquidity Requirements.   First Federal is required by OTS regulation to
maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United Sates government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The average daily liquidity ratio of First Federal for the month ended March 31, 1998, was 20.6%. Monetary penalties may be imposed for failure to meet liquidity requirements. First State is not subject to these or any similar liquidity requirements.

  Federal Home Loan Bank System. The FHLB System consists of 12 district Federal Home Loan Banks ("FHLBs") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, First Federal is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. First Federal was in compliance with this requirement, with an investment in FHLB of Atlanta stock at March 31, 1998 of $1,263,000. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At March 31, 1998, First Federal had no advances outstanding from the FHLB of Atlanta.

  Qualified Thrift Lender Test. The Home Owners' Loan Act (the "HOLA") and OTS regulations require all savings institutions, such as First Federal, to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or
(ii) satisfy the HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments".

  A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its FHLB. At March 31, 1998, First Federal qualified as a QTL. The QTL test is not applicable to First State.

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

  At March 31, 1998, the Company complied with all of its regulatory capital requirements, with a leverage ratio of 9.0%, a Tier 1 risk-based capital ratio of 16.3%, and a total risk-based capital of 17.4%.

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

     Interstate Acquisition. The BHC Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. As a result, Alabama banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Alabama banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. Under the Riegle-Neal Act and Alabama law, the FRB may not approve the acquisition of a bank in Alabama if such bank has not been in existence for at least five years or, if following the acquisition, the acquiring bank holding company and its depository institution affiliates would control 30% or more of the deposits in depository institutions in Alabama. In addition, the Riegle-Neal Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Alabama has enacted "opt-in" legislation that expressly authorizes Alabama banks to participate in interstate mergers in accordance with the Riegle-Neal Act.

     In addition, the State of Alabama has enacted reciprocal interstate legislation that permits savings institutions located in Alabama to be acquired by regional thrift institutions, or their holding companies, and permits Alabama thrift institutions, and their holding companies, to acquire thrift institutions in 15 designated jurisdictions in the Southeast, if such jurisdictions have enacted reciprocal statutes. Most of such jurisdictions have authorized interstate thrift acquisitions in one form or another. In addition, OTS regulators generally permit federal savings institutions, like First Federal, to establish branches in any state or states of the United State and its
territories.   The effect of the Riegle-Neal Act and of the OTS regulation permitting interstate branching by federal savings institutions may be to increase competition among depository institutions in Alabama.

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

Effects of Governmental Policy
------------------------------

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

Pending Legislation
-------------------

     Legislation approved by the United States House of Representatives and currently pending before the Senate would, if enacted, significantly alter the competitive structure of the nation's financial services industry by, among other things, expanding the nonbanking powers of the bank holding companies and repealing the statutory separation of the commercial banking industry from investment banking. Based on the provisions of the pending legislation, the Company does not believe that the bill's enactment would materially affect the business of the Company or of the Banks.

TAXATION

Federal Taxation
----------------

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal or First State. For federal income tax purposes, the Company reported its income and expenses on the accrual method of accounting under SFAS No. 109 "Accounting for Income Taxes" and files its federal income tax returns on a consolidated basis. For its taxable year ended March 31, 1998, the Company was subject to a maximum federal income tax rate of 34%. The Banks have not been audited by the Internal Revenue Service for any recent year subject to audit.

Corporate Alternative Minimum Tax
---------------------------------

The Banks are subject to taxes based on alternative minimum taxable income ("AMTI") at a 20% tax rate. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). See Note 13 of the Notes to Consolidated Financial Statements for additional information related to income taxes and the bad debt reserve.

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

PERSONNEL

As of March 31, 1998, First Federal had 46 full-time employees and 3 part-time employees. At March 31, 1998, First State had 24 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit, and the Banks consider their relationship with the employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY:
         ------------------------

First Federal conducts its business through its main office located in Bessemer, Alabama, and four branch offices located in Pelham, Hueytown, Hoover and Vance, Alabama. First State conducts its business through its main office located in West Blocton, Alabama, and two branch offices located in Woodstock and Centreville. The Holding Company believes that the Banks' current facilities are adequate to meet the present and immediately foreseeable needs of the Banks and the Holding Company. The following table sets forth information relating to each of the Banks' offices as of March 31, 1998, which totaled a net book value of $2,922,000. See also Notes 1 and 4 of the "Notes to Consolidated Financial Statements."

                                    Leased
                                      Or       Date   Net Book Value at
First Federal  Locations            Owned     Opened    March 31, 1998
--------------------------------  ----------  ------  ------------------
                                                        (In thousands)
Main Office -
   1630 Fourth Avenue, No.        Owned         1961            $926 (3)
   Bessemer, Alabama 35020

Branches -
   1351 Hueytown Road
   Hueytown, Alabama 35023        Owned         1966              30 (3)

   Food World Plaza
   Pelham, Alabama 35124          Leased (1)    1973             N/A (2)

   1604 Montgomery Hwy.
   Hoover, Alabama 35216          Owned         1992             495 (3)

   18704 Highway 11, North
   Vance, Alabama 35490           Owned         1997             462 (3)

Other fixed assets, net                                          324

First State Locations
--------------------------------
Main Office -
   Main Street                    Owned         1965             231 (3)
   West Blocton

Branches -
   125 Birmingham Rd              Owned         1979             137 (3)
   Centreville, Alabama  35042

   Highway 5                      Owned         1985             206 (3)
   Woodstock, Alabama  35188

Other fixed assets, net                                          111
                                                              ------

   Total                                                      $2,922
                                                              ======


----------------------------
(1)  The lease expires May 31, 1999.
(2)  The Bank's lease is classified as an operating lease.
(3)  Includes land, building and improvements.

ITEM 3.  LEGAL PROCEEDINGS:
         ------------------

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 1998, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see Note 10 to the "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Stockholders (the "Annual Report").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended March 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
         -------------------------------------------------------------

The information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
         ----------------------------------------------------------

The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS:
         ---------------------

The report of independent public accountants and consolidated financial statements contained in the Annual Report which are listed under Item 14 herein and contained in the Annual Report, and the information contained in the section captioned "Quarterly Financial Data" in the Annual Report are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE:
---------------------

Not applicable.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
--------------------------------------------------

The information contained under the section captioned "Proposal I--Election of Directors" in the Company's definitive proxy statement for the Company's 1998 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. Information regarding Form 3, 4 or 5 filers is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.  EXECUTIVE COMPENSATION:
          -----------------------

The information contained in the sections captioned "Proposal I--Election of Directors --Executive Compensation and Other Benefits" and "--Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
          ---------------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
          -----------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I--Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K:
          ---------------------------------------

(a) Exhibits-The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index
     3.1     Certificate of Incorporation of FirstFed Bancorp, Inc. (A)
     3.2     Bylaws of FirstFed Bancorp.Inc. (A)
     4.0     Stock Certificate of FirstFed Bancorp, Inc. (A)
     10.01 First Federal Savings Bank Outside Directors' Recognition and Retention Plan and Trust Agreement (C)
     10.02 First Federal Savings Bank Recognition and Retention Plan and Trust Agreement "B" (C)
     10.03   FirstFed Bancorp, Inc. 1991 Incentive Stock Option Plan (C)
     10.04 FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors as amended (C)
     10.05   Form of Indemnification Agreement (B)
     10.06 FirstFed Bancorp, Inc. Deferred Compensation Plan, as amended (filed herewith)
     10.07 FirstFed Bancorp, Inc. Incentive Compensation Plan, as amended (filed herewith)
     10.08 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc. and B. K. Goodwin, III, as amended (filed herewith)
     10.09 Employment Agreement dated January 1, 1996 by and between First Federal Savings Bank and B. K. Goodwin, III, as amended (filed herewith)
     10.10 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and C. Larry Seale, as amended (filed herewith)
     10.11 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and Lynn J. Joyce, as amended (filed herewith)
     10.12 Severance Agreement by and between FirstFed Bancorp, Inc., First Federal Savings Bank and James E. Smith (D)
     10.13 Severance Agreement by and between FirstFed Bancorp, Inc., First Federal Savings Bank and Brenda M. Baswell (D)
     10.14 FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan, as amended (filed herewith)
     11.0    Statement of Computation of Earnings Per Share (filed herewith)
     13.0 1998 Annual Report - Filed herewith only as to those portions of the Annual Report to stockholders for the year ended March 31, 1998, which are expressly incorporated herein by reference.
     21.0    Subsidiaries of the Registrant (filed herewith)
     23.0    Consent of Independent Public Accountants (filed herewith)
     A. Incorporated herein by reference into this document from the Exhibits of the Form S-1, Registration Statement, filed on July 3, 1991.
     B. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1993.
     C. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1994.
     D. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1996.
(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998, except for an 8-K dated April 24, 1998, to report the change in fiscal year-end from March 31 to December 31.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly aurthorized.

                                        FIRSTFED BANCORP, INC.


Date:                                   /s/ B. K. Goodwin, III
     ------------------------           ----------------------------------
                                            B. K. Goodwin, III
                                            Chairman of the Board, Chief
                                            Executive Officer and President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. K. Goodwin, III              Chairman of the Board, Chief        Date: June 24, 1998
-------------------------------     Executive Officer and
B. K. Goodwin, III                      President

/s/ Lynn J. Joyce                   Chief Financial Officer, Vice       Date: June 24, 1998
-------------------------------     President, Secretary and
Lynn J. Joyce                           Treasurer

/s/ Fred T. Blair                   Director                            Date: June 24, 1998
-------------------------------
Fred T. Blair

/s/ A. W. Kuhn                      Director                            Date: June 24, 1998
-------------------------------
A. W. Kuhn

/s/ James B. Koikos                 Director                            Date: June 24, 1998
-------------------------------
James B. Koikos

/s/ Malcolm E. Lewis                Director                            Date: June 24, 1998
-------------------------------
Malcolm E. Lewis

/s/ E. H. Moore, Jr.                Director                            Date: June 24, 1998
-------------------------------
E. H. Moore, Jr.

/s/ James E. Mulkin                 Director                            Date: June 24, 1998
-------------------------------
James E. Mulkin

/s/ Robert E. Paden                 Director                            Date: June 24, 1998
-------------------------------
Robert E. Paden

/s/ G. Larry Russell                Director                            Date: June 24, 1998
-------------------------------
G. Larry Russell