Form 10QSB
period 1998-06-30
FIRSTFED BANCORP INC
filed 1998-08-14
CIK 876947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM_________ TO________

                         Commission File Number: 0-19609
                                                 -------

                             FirstFed Bancorp, Inc.
               -------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                            63-1048648
--------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                35020
------------------------------                               --------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (205) 428-8472
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X           NO
              -----             -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at August 13, 1998
----------------------------                   ------------------------------
Common Stock, $.01 par value                          2,434,544 shares

Transitional Small Business Disclosure Format
(Check one):

         YES                NO    X
              -----             -----

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 1998 AND MARCH 31, 1998..........................................................................2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  MONTHS ENDED JUNE 30, 1998 AND 1997.............................................................................3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED JUNE 30, 1998 AND 1997.......................................................................4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION.............................................................................................7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................................11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................11

ITEM 5.  OTHER INFORMATION.......................................................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................11

SIGNATURES.......................................................................................................12

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

                                       i.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                            FIRSTFED BANCORP, INC.
                            ----------------------
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           --------------------------------------------------------
                         (Dollar amounts in thousands)

ASSETS                                                                          June 30,              March 31,
                                                                                  1998                  1998
                                                                                ---------             ---------
Cash and Cash Equivalents:
    Cash on hand and in banks                                                   $   6,007             $   3,443
    Interest-bearing deposits in other banks                                        2,477                 5,592
    Federal funds sold                                                             23,200                19,050
                                                                                ---------             ---------
                                                                                   31,684                28,085
                                                                                ---------             ---------
Securities available for sale, at fair value                                        8,596                 9,191
Assets held for sale                                                                1,270                   778
Securities held to maturity, at amortized cost, fair
    value of $15,072 and $19,291, respectively                                     14,931                19,118
Loans receivable, net                                                             116,462               117,541
Land, buildings and equipment, net                                                  2,890                 2,922
Goodwill                                                                            1,362                 1,389
Real estate owned                                                                     844                   665
Accrued interest receivable                                                         1,321                 1,399
Other assets                                                                          533                   380
                                                                                ---------             ---------
                                                                                $ 179,893             $ 181,468
                                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                                    $ 161,324             $ 162,859
    Accrued interest payable                                                          124                   197
    Income taxes payable                                                               29                   111
    Dividends payable                                                                 170                   150
    Other liabilities                                                                 448                   518
                                                                                ---------             ---------
                                                                                  162,095               163,835
                                                                                ---------             ---------
Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none outstanding                                                   --                    --
    Common stock, $.01 par value, 10,000,000 shares
      authorized, 3,014,322 shares issued and
      2,434,420 shares outstanding                                                     30                    14
    Paid-in capital                                                                 7,368                 7,098
    Retained earnings                                                              15,259                15,204
    Treasury stock                                                                 (3,752)               (3,752)
    Unearned compensation                                                          (1,124)                 (948)
    Unrealized gain on securities available
      for sale, net                                                                    17                    17
                                                                                ---------             ---------
                                                                                   17,798                17,633
                                                                                ---------             ---------
                                                                                $ 179,893             $ 181,468
                                                                                =========             =========

See accompanying notes to condensed consolidated financial statements.

                            FIRSTFED BANCORP, INC.
                            ----------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
            (Dollar amounts in thousands, except per share amounts)

                                                                                Three Months Ended
                                                                                      June 30,
                                                                          -------------------------------
                                                                            1998                   1997
                                                                          --------               --------
INTEREST INCOME:
         Interest and fees on loans                                     $    2,705             $    2,852
         Interest and dividends on
           securities                                                          399                    468
         Other interest income                                                 279                     94
                                                                        ----------             ----------
           Total interest income                                             3,383                  3,414
                                                                        ----------             ----------
INTEREST EXPENSE:
         Interest on deposits                                                1,807                  1,806
         Interest on other borrowings                                         --                       18
                                                                        ----------             ----------
           Total interest expense                                            1,807                  1,824
                                                                        ----------             ----------
  Net interest income                                                        1,576                  1,590
         Provision for loan losses                                              29                     51
                                                                        ----------             ----------
  Net interest income after
    provision for loan losses                                                1,547                  1,539
                                                                        ----------             ----------
NONINTEREST INCOME:
         Fees for customer service                                             177                    179
         Miscellaneous operating and
           non-operating income, net                                            27                     50
                                                                        ----------             ----------
           Total noninterest income                                            204                    229
                                                                        ----------             ----------
NONINTEREST EXPENSE:
         Salaries and employee benefits                                        701                    598
         Office building and equipment
           expenses                                                            141                    134
         Deposit insurance expense                                              22                     23
         Amortization of goodwill                                               27                     27
         Other operating expenses                                              294                    325
                                                                        ----------             ----------
           Total noninterest expenses                                        1,185                  1,107
                                                                        ----------             ----------
  Income before income taxes                                                   566                    661

         Provision for income taxes                                            190                    227
                                                                        ----------             ----------
  NET INCOME                                                            $      376             $      434
                                                                        ==========             ==========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                                             2,321,010              2,458,334
                                                                        ==========             ==========
BASIC EARNINGS PER SHARE                                                $      .16             $      .18
                                                                        ==========             ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                                           2,447,685              2,557,800
                                                                        ==========             ==========
DILUTED EARNINGS PER SHARE                                              $      .15             $      .17
                                                                        ==========             ==========
DIVIDENDS DECLARED PER SHARE                                            $    .1325             $    .1125
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

                                                                                               Three Months Ended
                                                                                                     June 30,
                                                                                          -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       1998                 1997
                                                                                          --------             --------
  Net income                                                                             $    376            $    434
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
     Depreciation                                                                              67                  63
     Amortization of unearned compensation                                                     31                  19
     Amortization of premiums, net                                                             77                  18
     Accretion of deferred income                                                             (58)                (12)
     Loan fees (cost) deferred, net                                                            54                 (40)
     Provision for loan losses                                                                 29                  51
     Loss on sale of real estate, net                                                          10                --
     Origination of loans held for sale                                                    (3,387)             (1,725)
     Proceeds from loans held for sale                                                      2,895               1,654
     Amortization of goodwill                                                                  27                  27
     Change in assets and liabilities:
         Decrease in accrued interest receivable                                               78                  32
         Increase in other assets                                                            (153)                 (2)
         Decrease in accrued interest payable                                                 (73)                (24)
         Increase (decrease) in income taxes payable                                          (82)                 19
         Increase (decrease) in other liabilities                                             (70)              1,496
                                                                                         --------            --------
           Net cash provided by (used in) operating
             activities                                                                      (179)              2,010
                                                                                         --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and payments received on
   securities available for sale                                                            1,096               1,011
  Purchase of securities available for sale                                                  (499)               --
  Proceeds from maturities of securities held to maturity                                   4,108               1,002
  Proceeds from sale of repossessed assets                                                     50                --
  Net loan repayments                                                                         815               1,825
  Capital expenditures                                                                        (33)               (104)
                                                                                         --------            --------
         Net cash provided by investing activities                                          5,537               3,734
                                                                                         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in deposits, net                                                                (1,535)             (1,848)
  Proceeds from exercise of stock options                                                      38                  21
  Dividends paid                                                                             (301)               (247)
  Proceeds from dividend reinvestment                                                          39                --
  Purchase of treasury stock                                                                 --                (1,539)
                                                                                         --------            --------
         Net cash used in financing activities                                             (1,759)             (3,613)
                                                                                         --------            --------
NET INCREASE IN CASH & CASH EQUIVALENTS                                                     3,599               2,131
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           28,085              13,965
                                                                                         --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 31,684            $ 16,096
                                                                                         ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
     Income taxes                                                                        $    272            $    208
     Interest                                                                               1,880               1,848
  Noncash transactions-
     Transfer of loans receivable to real estate
       owned                                                                                  239                 618
     Declaration of cash dividends                                                            170                 154
     Decrease in unrealized loss on securities available
       for sale, net of deferred tax                                                         --                    41

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.   BASIS OF PRESENTATION:
     ----------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and First State Corporation ("FSC"), which in turn is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks".

The accompanying condensed consolidated financial statements as of June 30, 1998 (unaudited), and March 31, 1998, and for the three months ended June 30, 1998 and 1997 (unaudited), include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

The Board of Directors has changed the fiscal year-end of the Company from March 31 to December 31 of each year, effective December 31, 1998.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's March 31, 1998, Consolidated Financial Statements.

2.  COMMON STOCK:
    -------------

The number of common stock shares authorized increase from 3,000,000 to 10,000,000 in July, 1998, when an amendment to the Company's Certificate of Incorporation received approval from the stockholders.

On July 21, 1998, the Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend on the Company's outstanding common stock to stockholders of record on July 31, 1998. Common stock and paid-in capital as of June 30, 1998, and March 31, 1998, have been restated to reflect the split. All share and per share data included in this Form 10-QSB have been restated to reflect the split.

3.   EARNINGS AND DIVIDENDS PER SHARE:
     ---------------------------------

Earnings per share for the three months ended June 30, 1998 and 1997, respectively, were as follows:

                                                 Three Months                                        Three Months
                                              Ended June 30, 1998                                Ended June 30, 1997
                                       ------------------------------------------    --------------------------------------------
                                                    Dilutive                                       Dilutive
                                                    Effect of                                      Effect of
                                                     Options                                        Options
                                        Basic        Issued          Diluted           Basic         Issued            Diluted
                                      ----------    ---------       ----------       ----------     --------          ----------
Net income                            $  376,000           --       $  376,000       $  434,000           --          $  434,000

Shares available to
  common shareholders                  2,321,010      126,675        2,447,685        2,458,334       99,466           2,557,800
                                      ----------    ---------       ----------       ----------     --------          ----------
Earnings per share                    $     0.16           --       $     0.15       $     0.18           --          $     0.17
                                      ==========    =========       ==========       ==========     ========          ==========

      Dividends declared for the quarter ended June 30, 1998, consisted of a $.0625 per share special dividend and $.07 per share quarterly dividend.

      4. REPORTING COMPREHENSIVE INCOME:
         -------------------------------

      The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income. The Company adopted this Statement on April 1, 1998. The following is disclosure of comprehensive income balances as of June 30, 1998.

                                                    Unrealized
                                                Gains on Securities
                                                -------------------

      Balance, April 1, 1998                         $      17

      Current-period change, net                            --
                                                     ---------
      Balance, June 30, 1998                         $      17
                                                     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein are: substantial changes in interest rates, and changes in the general economy, changes in the Company's strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Comparison of Financial Condition as of June 30, 1998, and March 31, 1998
-------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Fed funds increased $4,150, or 21.8%, to $23,200 at June 30, 1998. The increase was primarily the result of funds received from the repayment of securities and loans receivable. Funds are invested based on the needs of the Company and opportunities in the market place.

Securities available for sale and held to maturity decreased in the aggregate $4,782, or 16.9%, to $23,527 at June 30, 1998, primarily due to securities totaling $5,204 maturing, being called prior to maturity or payments being received, net of purchases totaling $499.

Loans receivable, net, at June 30, 1998, were $116,462, a decrease of $1,079, or 0.9%, from $117,541 at March 31, 1998. The decrease in loans receivable, net, was primarily due to repayments and the origination of loans for sale in the secondary market rather than for retention in the Banks' portfolios.

The Company's consolidated allowance for loan losses decreased slightly to $1,065 at June 30, 1998, from $1,106 at March 31, 1998. This decrease was primarily due to net charge-offs over recoveries of $70 net of a provision of $29. Nonperforming loans at June 30, 1998, decreased slightly to $1,695, or 1.45%, of loans receivable from $1,735, or 1.48%, of loans receivable at March 31, 1998. At June 30, 1998, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $844 at June 30, 1998, an increase of $179 from March 31, 1998, as a result of foreclosures on loans that had been nonperforming at March 31, 1998. Based on an evaluation of the properties, management does not believe that the Company will suffer any material loss upon their disposition.

Deposits decreased $1,535, or 0.9%, to $161,324 at June 30, 1998, from $162,859 at March 31, 1998. The slight decrease in deposits was primarily the result of variations in the balances of commercial accounts.

The Company had stockholders' equity of $17,798 as of June 30, 1998, an increase of $165, or 0.9%, from $17,633 as of March 31, 1998. The increase was primarily attributable to net income for the three months ended June 30, 1998, of $376, net of dividends of $.1325 per share. Included in such dividend was a special dividend of $.0625 per share, which was declared during the first quarter.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At June 30, 1998, the Banks had commitments to originate and fund loans of $7.8 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at June 30, 1998, was 23%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 1998.

                                                 First Federal                    First State                     The Company
                                            -------------------------      -------------------------      --------------------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill          $ 11,010            8.71%      $  3,039            7.25%      $ 16,419             9.13%
Minimum Required                               5,496            4.00%         1,676            4.00%         7,196             4.00%
                                            --------      ----------       --------      ----------       --------      -----------
Excess                                      $  5,514            4.71%      $  1,363            3.25%      $  9,223             5.13%
                                            ========      ==========       ========      ==========       ========      ===========
Total Capital
Tier 1 Capital plus allowances
  for loan losses                           $ 11,773           13.57%      $  3,342           13.76%      $ 17,484            15.75%
Minimum Required                               6,938            8.00%         1,942            8.00%         8,881             8.00%
                                            --------      ----------       --------      ----------       --------      -----------
Excess                                      $  4,835            5.57%      $  1,400            5.76%      $  8,603             7.75%
                                            ========      ==========       ========      ==========       ========      ===========
Total Risk-weighted Assets                  $ 86,731                       $ 24,281                       $111,012
                                                                           ==========                     ========

LEVERAGE RATIOS
Tier 1 Capital                              $ 11,010            8.71%      $  3,039            7.25%      $ 16,419             9.13%
Minimum Leverage Requirement                   4,122            3.00%         1,257            3.00%         5,397             3.00%
                                            --------      ----------       --------      ----------       --------      -----------
Excess                                      $  6,888            5.71%      $  1,782            4.25%      $ 11,022             6.13%
                                            ========      ==========       ========      ==========       ========      ===========

TANGIBLE CAPITAL RATIO
Tangible Capital                            $ 11,010            8.71%               N/A                                N/A
Tangible Capital Requirement                   2,061            1.50%
                                            --------      -----------
Excess                                      $  8,949            7.21%
                                            ========      ===========

As of June 30, 1998, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended June 30, 1998 and
------------------------------------------------------------------------------
1997
----

Net income for the three months ended June 30, 1998, was $376, a decrease of $58, or 13.4%, from net income of $434 for the three months ended June 30, 1997. The decrease was primarily attributable to a decrease in the Banks' interest rate spread because of a high liquidity position and costs incurred in connection with the opening of a new First Federal branch in Vance, Alabama, in July 1997. These items should contribute to future earnings and growth.

Interest Income
---------------

Total interest income decreased $31, or 0.9%, to $3,383 for the three months ended June 30, 1998. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 8.2%, from 8.3% for the corresponding quarter of the previous year, net of a slight increase in the average balance of interest-earnings assets.

Interest income on loans decreased $147, or 0.5%, to $2,705 during the three months ended June 30, 1998, from $2,852 for the three months ended June 30, 1997. The decrease was primarily the result of a decrease in the average balance of loans for the three months ended July 31, 1998, as compared to the corresponding quarter in the previous year. The decrease was net of an increase in the average yield on loans to 9.1% for the three months ended June 30, 1998, compared to 9.0% for the same period a year ago.

Interest and dividends on the securities portfolio decreased $69, or 14.7%, for the three months ended June 30, 1998, as compared to the same period in fiscal 1998. This decrease reflects an 11.3% decrease in the average balance of securities in addition to a decrease in the average yield for the three months ended June 30, 1998, compared to the same period a year ago.

Other interest income increased $185, or 196.8%, for the three months ended June 30, 1998, from $94 for the three months ended June 30, 1997. The increase was the result of 157.7% increase in the average balance of federal funds sold and interest-bearing deposits plus an increase in average yield to 5.5% for the three months ended June 30, 1998, compared to 4.8% for the corresponding quarter of the previous year.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 1998, was $1,807, a decrease of $17, or 0.9%, to $1,807 from the quarter ended June 30, 1997. The decrease was primarily the result of a reduction in average yield to 4.7% for the three months ended June 30, 1998, compared to 4.6% for the corresponding quarter of the previous year, net of an increase in average balance.

Net Interest Income
-------------------

Net interest income for the quarter ended June 30, 1998, decreased $14, or 0.9%, to $1,576 from the quarter ended June 30, 1997, level of $1,590. This decrease was due in part to a decrease in the average net interest spread to 3.62% for the first quarter of fiscal 1999 from 3.64% for the first quarter of fiscal 1998. The decrease was net of a slight increase in the average balance of interest-earning assets and interest-bearing liabilities during the first quarter of fiscal 1999 compared to the first quarter of fiscal

1998. The net interest margin decreased to 3.8% in the first quarter of fiscal 1999 from 3.9% for the first quarter of fiscal 1998.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $29 during the quarter ended June 30, 1998. The Banks' allowances for loan losses were based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income during the quarter ended June 30, 1998, decreased $25, to $204, from the June 30, 1997, level of $229. The decrease was primarily related to a decline in lease income resulting from the sale of property during the third quarter of the previous year that was under lease until that time.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended June 30, 1998, increased $78 to $1,185 from the June 30, 1997, level of $1,107. The increase in noninterest expense was primarily the result of opening a new branch in Vance, Alabama, in July 1997.

Income Taxes
------------

The provision for income taxes decreased $37, or 16.3%, to $190 for the quarter ended June 30, 1998, as compared to the corresponding quarter in 1997. The decreased tax expense was due primarily to a decrease in pretax income from the same period a year ago.

Year 2000
---------

The Company uses various software and related technologies in its business that will be affected by the date change in the Year 2000. The date change will require modifications to some software and computer systems so that dates beyond December 31, 1999, will be properly recognized. The primary data processing functions are through a third party processor. The Company believes that upgrades, modifications or conversion of software planned by the Company and the third party processor will properly address the Year 2000 issues.

The Company has applied both internal and external resources to the Year 2000 project. There was no specific expense associated with the Year 2000 project for the quarter ended June 30, 1998, and such expense is not estimated to be material in the fiscal year, although costs for improvements in technologies are continually incurred in the normal course of business. The Banks are communicating with customers regarding Year 2000 issues. The primary computer functions are expected to be Year 2000 compliant by December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 1998, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         None.

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   FIRSTFED BANCORP, INC.

Date: August 13, 1998                              /s/ B. K. Goodwin, III
      -------------------                          -----------------------------
                                                   B. K. Goodwin, III,
                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                   and President

Date: August 13, 1998                              /s/ Lynn J. Joyce
      -------------------                          -----------------------------
                                                   Lynn J. Joyce
                                                   Chief Financial Officer, Vice
                                                   President, Secretary and
                                                   Treasurer