Form 10QSB
period 1998-09-30
FIRSTFED BANCORP INC
filed 1998-11-16
CIK 876947

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                  ---------    ----------

                         Commission File Number: 0-19609
                                                ----------

                             FirstFed Bancorp, Inc.
                 --------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                      63-1048648
 ----------------------------                        ----------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                            35020
-------------------------                                 ------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (205) 428-8472
                                               ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES   X           NO
                ---              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                          Outstanding at October 30, 1998
------------------                      -------------------------------
Common Stock, $.01 par value                       2,444,680 shares

Transitional Small Business Disclosure Format
(Check one):

           YES                NO    X
                ---                ---

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998................................2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX
  MONTHS ENDED SEPTEMBER 30, 1998 AND 1997...................................3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997...............................4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ........................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION...................................................7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

ITEM 5.  OTHER INFORMATION..................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................13

SIGNATURES..................................................................14


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                             FIRSTFED BANCORP, INC.
                             ----------------------
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            --------------------------------------------------------
                          (Dollar amounts in thousands)

ASSETS                                                                 September 30,   March 31,
                                                                           1998          1998
                                                                       -------------  ----------
Cash and Cash Equivalents:
           Cash on hand and in banks                                     $   4,134    $   3,443
           Interest-bearing deposits in other banks                          5,723        5,592
           Federal funds sold                                               18,975       19,050
                                                                         ---------    ---------
                                                                            28,832       28,085
                                                                         ---------    ---------
Securities available for sale, at fair value                                 8,459        9,191
Assets held for sale                                                           841          778
Securities held to maturity, at amortized cost, fair
     value of $21,772 and $19,291, respectively                             21,465       19,118
Loans receivable, net                                                      114,792      117,541
Land, buildings and equipment, net                                           3,089        2,922
Goodwill                                                                     1,335        1,389
Real estate owned                                                              692          665
Accrued interest receivable                                                  1,346        1,399
Other assets                                                                   583          380
                                                                         ---------    ---------
                                                                         $ 181,434    $ 181,468
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
           Deposits                                                      $ 162,582    $ 162,859
           Accrued interest payable                                            157          197
           Income taxes payable                                                 10          111
           Dividends payable                                                   177          150
           Other liabilities                                                   380          518
                                                                         ---------    ---------
                                                                           163,306      163,835
                                                                         ---------    ---------
Stockholders' Equity:
           Preferred stock, $.01 par value, 1,000,000 shares
             authorized, none outstanding                                     --           --
           Common stock, $.01 par value, 10,000,000 shares
             authorized at September 30, 1998, and 3,000,000 at
             March 31, 1998, 3,022,392 share issued at September
             30, 1998, and 2,981,595 at March 31, 1998                          30           14
           Paid-in capital                                                   7,445        7,098
           Retained earnings                                                15,454       15,204
           Treasury stock, at cost, 579,902 shares at September
             30, 1998, and March 31, 1998                                   (3,752)      (3,752)
           Unearned compensation                                            (1,086)        (948)
           Unrealized gain on securities available
             for sale, net                                                      37           17
                                                                         ---------    ---------
                                                                            18,128       17,633
                                                                         ---------    ---------
                                                                         $ 181,434    $ 181,468
                                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
             (Dollar amounts in thousands, except per share amounts)

                                                                        Three Months Ended                    Six Months Ended
                                                                           September 30,                         September 30,
                                                                    ----------------------------        ----------------------------
                                                                       1998              1997              1998               1997
                                                                    ----------        ----------        ----------        ----------
INTEREST INCOME:
           Interest and fees on loans                               $    2,679        $    2,796        $    5,384        $    5,648
           Interest and dividends on
             securities                                                    400               421               799               889
           Other interest income                                           296               154               575               248
                                                                    ----------        ----------        ----------        ----------
             Total interest income                                       3,375             3,371             6,758             6,785
                                                                    ----------        ----------        ----------        ----------

INTEREST EXPENSE:
           Interest on deposits                                          1,835             1,792             3,642             3,598
           Interest on other borrowings                                     --                19                --                37
                                                                    ----------        ----------        ----------        ----------
             Total interest expense                                      1,835             1,811             3,642             3,635
                                                                    ----------        ----------        ----------        ----------
  Net interest income                                                    1,540             1,560             3,116             3,150
           Provision for loan losses                                        28                51                57               102
                                                                    ----------        ----------        ----------        ----------

  Net interest income after
    provision for loan losses                                            1,512             1,509             3,059             3,048
                                                                    ----------        ----------        ----------        ----------

NONINTEREST INCOME:
           Fees and other noninterest
             income                                                        203               210               406               439
                                                                    ----------        ----------        ----------        ----------

NONINTEREST EXPENSE:
           Salaries and employee benefits                                  648               573             1,349             1,171
           Office building and equipment
             expenses                                                      149               139               289               273
           Deposit insurance expense                                        22                23                44                46
           Amortization of goodwill                                         27                27                54                54
           Other operating expenses                                        328               319               622               644
                                                                    ----------        ----------        ----------        ----------
             Total noninterest expenses                                  1,174             1,081             2,358             2,188
                                                                    ----------        ----------        ----------        ----------
  Income before income taxes                                               541               638             1,107             1,299

           Provision for income taxes                                      175               218               365               445
                                                                    ----------        ----------        ----------        ----------

  NET INCOME                                                        $      366        $      420        $      742        $      854
                                                                    ==========        ==========        ==========        ==========

AVERAGE NUMBER OF SHARES
           OUTSTANDING - BASIC                                       2,347,828         2,298,542         2,324,598         2,388,287
                                                                    ==========        ==========        ==========        ==========

BASIC EARNINGS PER SHARE                                            $      .16        $      .18        $      .32        $      .36
                                                                    ==========        ==========        ==========        ==========

AVERAGE NUMBER OF SHARES
           OUTSTANDING - DILUTED                                     2,475,946         2,400,598         2,451,498         2,490,342
                                                                    ==========        ==========        ==========        ==========

DILUTED EARNINGS PER SHARE                                          $      .15        $      .17        $      .30        $      .34
                                                                    ==========        ==========        ==========        ==========

DIVIDENDS DECLARED PER SHARE                                        $      .07        $    .0625        $    .2025        $     .175
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

                                                                                              Six Months Ended
                                                                                                September 30,
                                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    1998                 1997
                                                                                       --------             --------
  Net income                                                                           $    742             $    854
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
      Depreciation                                                                          128                  139
      Amortization of unearned compensation                                                  69                   39
      Amortization of premiums, net                                                         135                   39
      (Accretion) amortization of deferred (income) expense, net                            (64)                  15
      Loan fees (cost) deferred, net                                                         66                  (38)
      Provision for loan losses                                                              57                  102
      Loss on sale of real estate, net                                                       15                    2
      Origination of loans held for sale                                                 (6,877)              (3,919)
      Proceeds from loans held for sale                                                   6,814                2,872
      Amortization of goodwill                                                               54                   54
      Change in assets and liabilities:
           Decrease in accrued interest receivable                                           53                   87
           (Increase) decrease in other assets                                             (203)                  10
      Increase (decrease) in accrued interest payable                                       (40)                  12
      Decrease in income taxes payable                                                     (116)                (101)
           Decrease in other liabilities                                                   (138)                (184)
                                                                                       --------             --------
             Net cash provided by (used in) operating
               activities                                                                   695                  (17)
                                                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available for sale                               2,569                  950
  Purchase of securities available for sale                                              (1,799)              (1,499)
  Proceeds from maturities and payments received on securities
   held to maturity                                                                       6,612                3,451
  Purchase of securities held to maturity                                                (9,089)                  --
  Proceeds from sale of repossessed assets                                                  334                   54
  Net loan repayments                                                                     2,314                4,672
  Capital expenditures                                                                     (295)                (518)
                                                                                       --------             --------
           Net cash provided by investing activities                                        646                7,110
                                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in deposits, net                                                                (277)                (538)
  Proceeds from exercise of stock options                                                    77                   58
  Dividends paid                                                                           (465)                (390)
  Proceeds from dividend reinvestment                                                        71                   --
  Purchase of treasury stock                                                                 --               (1,539)
                                                                                       --------             --------
           Net cash used in financing activities                                           (594)              (2,409)
                                                                                       --------             --------
NET INCREASE IN CASH & CASH EQUIVALENTS                                                     747                4,684
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         28,085               13,965
                                                                                       --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 28,832             $ 18,649
                                                                                       ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
      Income taxes                                                                     $    466             $    536
      Interest                                                                            3,682                3,623
  Noncash transactions-
      Transfer of loans receivable to real estate
        owned                                                                               376                  686
      Declaration of cash dividends                                                         177                  144
      Increase in unrealized gain on securities available for
        sale, net of deferred tax                                                            20                   72

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. BASIS OF PRESENTATION:
   ---------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and First State Corporation ("FSC"), which in turn is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks".

The accompanying condensed consolidated financial statements as of September 30, 1998 (unaudited), and March 31, 1998, and for the three and six months ended September 30, 1998 and 1997 (unaudited), include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

The Board of Directors has changed the fiscal year-end of the Company from March 31 to December 31 of each year, effective December 31, 1998.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six months ended September 30, 1998, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

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

2.  COMMON STOCK:
    ------------

The number of common stock shares authorized increased from 3,000,000 to 10,000,000 in July, 1998, when an amendment to the Company's Certificate of Incorporation received approval from the stockholders.

On July 21, 1998, the Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, on the Company's outstanding common stock to stockholders of record on July 31, 1998. Common stock and paid-in capital as of September 30, 1998, and March 31, 1998, have been restated to reflect the split. All share and per share data included in this Form 10-QSB has been restated to reflect the split.

3.  EARNINGS AND DIVIDENDS PER SHARE:
    --------------------------------

Earnings per share for the three and six months ended September 30, 1998 and 1997, respectively, were as follows:

                                                                Three Months                               Three Months
                                                           Ended September 30, 1998                    Ended September 30, 1997
                                                    --------------------------------------    --------------------------------------
                                                                   Dilutive                                  Dilutive
                                                                   Effect of                                 Effect of
                                                                   Options                                   Options
                                                       Basic        Issued        Diluted       Basic         Issued        Diluted
                                                    ----------    ----------    ----------    ----------    ----------    ----------
Net income                                          $  366,000            --    $  366,000    $  420,000            --    $  420,000

Shares available to
common shareholders                                  2,347,828       128,118     2,475,946     2,324,598       126,900     2,451,498
                                                    ----------    ----------    ----------    ----------    ----------    ----------

Earnings per share                                  $     0.16            --    $     0.15    $     0.18            --    $     0.17
                                                    ==========    ==========    ==========    ==========    ==========    ==========


                                                                 Six Months                                   Six Months
                                                           Ended September 30, 1998                    Ended September 30, 1997
                                                    --------------------------------------    --------------------------------------
Net income                                          $  742,000            --    $  742,000    $  854,000            --    $  854,000

Shares available to
common shareholders                                  2,324,598       126,900     2,451,498     2,388,287       102,055     2,490,342
                                                    ----------    ----------    ----------    ----------    ----------    ----------

Earnings per share                                  $     0.32            --    $     0.30    $     0.36            --    $     0.34
                                                    ==========    ==========    ==========    ==========    ==========    ==========

Dividends declared for the quarter ended September 30, 1998, consisted of a $.07 per share quarterly dividend.

4. REPORTING COMPREHENSIVE INCOME:
   ------------------------------

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income. The Company adopted this Statement on April 1, 1998. The following is disclosure of comprehensive income balances for the three and six months ended September 30, 1998 and 1997:

                                                      Three Months Ended                 Six Months Ended
                                                         September 30,                     September 30,
                                                     ---------------------             ---------------------
                                                     1998             1997             1998             1997
                                                     ----             ----             ----             ----
                                                                          (In thousands)
Net income                                           $366             $420             $742             $854
Other comprehensive income,
   net of tax:
      Unrealized gain on securities                    20               41               20               72
                                                     ----             ----             ----             ----

Comprehensive income                                 $386             $461             $762             $926
                                                     ====             ====             ====             ====

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

Management's discussion and analysis includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein are: substantial changes in interest rates, changes in the general economy, and changes in the Company's strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Comparison of Financial Condition as of September 30, 1998, and March 31, 1998
------------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Securities available for sale and held to maturity increased in the aggregate $1,615, or 5.7%, to $29,924 at September 30, 1998, primarily due to purchases totaling $10,888 less securities totaling $9,181 maturing, being called prior to maturity or payments being received.

Loans receivable, net, at September 30, 1998, were $114,792, a decrease of $2,749, or 2.3%, from $117,541 at March 31, 1998. The decrease in loans receivable, net, was primarily due to repayments and the origination of loans for sale in the secondary market rather than for retention in the Banks' portfolios. The funds received from the reduction of loans receivable were primarily reinvested in securities.

The Company's consolidated allowance for loan losses decreased slightly to $1,079 at September 30, 1998, from $1,106 at March 31, 1998. This decrease of $27 was due to net charge-offs over recoveries of $84 offset by a provision of $57. Nonperforming loans at September 30, 1998, decreased to $1,295, or 1.13%, of loans receivable from $1,735, or 1.48%, of loans receivable at March 31, 1998. At September 30, 1998, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $692 at September 30, 1998, an increase of $27 from March 31, 1998, as a result of foreclosures on loans that had previously been nonperforming. Based on an evaluation of the properties, management does not believe that the Company will suffer any material loss upon their disposition.

Deposits decreased $277, or .17%, to $162,582 at September 30, 1998, from $162,859 at March 31, 1998. The slight decrease in deposits was primarily the result of variations in the balances of large commercial accounts.

The Company had stockholders' equity of $18,128 as of September 30, 1998, an increase of $495, or 2.8%, from $17,633 as of March 31, 1998. The primary components of the change were net income for the six months ended September 30, 1998, of $742 less dividends of $.2025 per share totaling $492.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At September 30, 1998, the Banks had commitments to originate and fund loans of $7.1 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at September 30, 1998, was 18.5%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of September 30, 1998.

                                                  First Federal                   First State                   The Company
                                                  -------------                   -----------                   -----------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill               $11,323     8.19%              $ 3,184     7.47%            $  16,756     9.26%
Minimum Required                                   5,531     4.00%                1,704     4.00%                7,237     4.00%
                                                 -------    -----               -------    -----             ---------    -----
Excess                                           $ 5,792     4.19%              $ 1,480     3.47%            $   9,519     5.26%
                                                 =======    =====               =======    =====             =========    =====
Total Capital
Tier 1 Capital plus allowances
  for loan losses                                $12,097    14.39%              $ 3,488    14.35%            $  17,835    16.46%
Minimum Required                                   6,724     8.00%                1,944     8.00%                8,668     8.00%
                                                 -------    -----               -------    -----             ---------    -----
Excess                                           $ 5,373     6.39%              $ 1,544     6.35%            $   9,167     8.46%
                                                 =======    =====               =======    =====             =========    =====
Total Risk-weighted Assets                       $84,048                        $24,304                       $108,352
                                                 =======                        =======                       ========

LEVERAGE RATIO
Tier 1 Capital                                   $11,323     8.19%              $ 3,184     7.47%             $ 16,756     9.26%
Minimum Leverage Requirement                       4,149     3.00%                1,279     3.00%                5,428     3.00%
                                                 -------    -----               -------    -----              --------    -----
Excess                                           $ 7,174     5.19%              $ 1,905     4.47%             $ 11,328     6.26%
                                                 =======    =====               =======    =====              ========    =====

TANGIBLE CAPITAL RATIO
Tangible Capital                                 $11,323     8.19%                     N/A                            N/A
Tangible Capital Requirement                       2,074     1.50%
                                                 -------    -----
Excess                                           $ 9,249     6.69%
                                                 =======    =====

As of September 30, 1998, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.


Results of Operations - Comparison of the Three Months Ended September 30, 1998
-------------------------------------------------------------------------------
and 1997
--------

Net income for the three months ended September 30, 1998, was $366, a decrease of $54, or 12.9%, from net income of $420 for the three months ended September 30, 1997. The decrease was primarily attributable to a decrease in the Banks' interest rate spread because of a higher liquidity position on average during the current year and costs incurred in connection with the opening of a new First Federal branch in Vance, Alabama, in July 1997. These items are expected to contribute to future earnings and growth.

Interest Income
---------------

Total interest income increased $4, or 0.1%, to $3,375 for the three months ended September 30, 1998. This increase was primarily due to an approximate 2% increase in the average balance of interest-earning assets, net of a decrease in yield on interest-earning assets to 8.1%, from 8.3%, for the corresponding quarter of the previous year.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 1998, was $1,835, an increase of $24, or 1.3%, to $1,811 from the quarter ended September 30, 1997. The increase was primarily the result of an increase in the average balance of deposits net of a slight reduction in average yield for the three months ended September 30, 1998, compared to the corresponding quarter of the previous year.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 1998, decreased $20, or 1.3%, to $1,540 from the quarter ended September 30, 1997, level of $1,560. This decrease was due primarily to a decrease in the average net interest spread to 3.5% for the three months ended September 30, 1998, from 3.6% for the same period in the prior year. The decrease was offset by a slight increase in the average balance of interest-earning assets and interest-bearing liabilities during the three months ended September 30, 1998, compared to the same period in the prior year. The net interest margin decreased to 3.7% in the three months ended September 30, 1998, from 3.8% for the same period in the prior year.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $28 during the quarter ended September 30, 1998. The Banks' allowances for loan losses were based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income during the quarter ended September 30, 1998, decreased $7, to $203, from the September 30, 1997, level of $210. The decrease was primarily related to a decline in lease income resulting from the sale of property during the third quarter of the previous year that was under lease until that time.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended September 30, 1998, increased $93 to $1,174 from the September 30, 1997, level of $1,081. The increase in noninterest expense was primarily the result of opening a new branch in Vance, Alabama, in July 1997.

Income Taxes
------------

The provision for income taxes decreased $43, or 19.7%, to $175 for the quarter ended September 30, 1998, as compared to the corresponding quarter in 1997. The decreased tax expense was due primarily to a decrease in pretax income from the same period a year ago.

Results of Operations - Comparison of the Six Months Ended September 30, 1998
-----------------------------------------------------------------------------
and 1997
--------

Net income for the six months ended September 30, 1998, was $742, a decrease of $112, from net income of $854 for the six months ended September 30, 1997. The decrease was primarily attributable to a decrease in the Banks' interest rate spread because of a higher liquidity position on average during the current year and costs incurred in connection with the opening of a new First Federal branch in Vance, Alabama, in July 1997. These items are expected to contribute to future earnings and growth.

Interest Income
---------------

Total interest income decreased $27, or 0.4%, to $6,758 for the six months ended September 30, 1998. This decrease was primarily the result of a decrease in the average yield on the interest-earning assets to 8.1% during the six months ended September 30, 1998, from 8.3% during the six months ended September 30, 1997. The decrease was partially offset by an increase in the average balance of interest earning assets during the six months ended September 30, 1998, as compared to the six months ended September 30, 1997.

Interest Expense
----------------

Interest expense for the six months ended September 30, 1998, increased $7, or 0.2%, to $3,642, from $3,635 during the six months ended September 30, 1997. This increase was primarily attributable to an increase in the average level of deposits of approximately 3% for the six months ended September 30, 1998. The increase is net of a reduction in the average rate paid on deposits to 4.6% for the six month period ended September 30, 1998, compared to 4.7% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the six months ended September 30, 1998, decreased $34, or 1.1%, to $3,116, from $3,150 for the six months ended September 30, 1997. This decrease was due primarily to a decrease in the average net interest spread to 3.6% for the six months ended September 30, 1998, from 3.7% for the six months ended September 30, 1997. The net interest margin decreased to 3.7% in the six months ended September 30, 1998, from 3.9% in the six months ended September 30, 1997.

Provision for Loan Losses
-------------------------

The Company's consolidated allowances for loan losses are based on management's evaluation of possible losses inherent in the loan portfolios. Among other factors, management considers historical loss experience, current economic conditions, distribution of the loan portfolios by risk class and the estimated value of the underlying collateral. The allowances for loan losses were increased by provisions of $57 for the six months ended September 30, 1998. These provisions were recorded to maintain the allowances for loan losses at adequate levels.

Noninterest Income
------------------

Noninterest income for the six months ended September 30, 1998, totaled $406 as compared to $439 for the six months ended September 30, 1997. The decrease was primarily related to a decline in lease income resulting from the sale of property during the third quarter of the previous year that was under lease until that time.

Noninterest Expenses
--------------------

Noninterest expenses during the six months ended September 30, 1998, increased $170 to $2,358 from the fiscal 1998 level of $2,188. The increase in noninterest expense was primarily the result of opening a new branch in Vance, Alabama, in July 1997.

Income Taxes
------------

The provision for income taxes decreased $80, to $365 for the six months ended September 30, 1998, as compared to the corresponding period of the prior year. The decreased tax expense was due to the decrease in pretax income.

Year 2000
---------

The Company is addressing the issue of Year 2000, which relates to software being written using a two digit format rather than a four digit format to represent the year. The date change format requires modification to some software and computer systems so that dates beyond December 31, 1999, will be properly recognized. The Banks have formed committees to assess, test, prepare and overview the applicable software, equipment and related technologies related to Year 2000 readiness.

The Banks rely primarily upon a third party processor and other vendors rather than internally generated software. Based on the analysis of software and equipment, in addition to ongoing discussions with vendors, the Company believes that upgrades, modifications or conversion of software planned by the Company and the third party vendors will properly address the Year 2000 issue. The third party processor, which processes all customer related data, has represented to the Banks that the testing of the software will be substantially completed prior to December 31, 1998. The Banks have adopted Year 2000 Test Plans and are in the process of conducting testing and evaluating results. If modifications to existing systems and conversions to new systems proceed as scheduled, management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company.

Additionally, the Company has implemented a process for assessing readiness of various suppliers of other services. There can be no guarantee, however, that the systems of these outside parties will be Year 2000 compliant on a timely basis. In turn, this could result in disruption to the operations of the Company. The Banks have adopted a Year 2000 Contingency Plan which would replace its computerized operations with a manual system, if necessary.

The Banks are educating and assisting customers in identifying their Year 2000 issues. It has been determined that this is a relatively low risk area in that the Banks' customers have a minimal reliance on computers to conduct business.

Total Year 2000 costs include such items as payroll costs, upgrading existing software applications, and replacing certain hardware. The Banks do not have a system that specifically tracks all costs and time spent on the Year 2000 issue. The Company is in the process of estimating total expense related to Year 2000. Such expenses incurred during the quarter and six months ended September 30, 1998, are not considered significant.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 1998, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On July 14, 1998, the Company held the 1998 Annual Meeting of Stockholders. The election of B. K. Goodwin, III, A. W. Kuhn, and Robert E. Paden as directors was submitted to a vote of the stockholders. The following is the result of the vote, which was tabulated prior to the stock split on July 31, 1998:

                                                For              Withheld
                                                ---              --------
             B. K. Goodwin, III              1,087,155              0
             A. W. Kuhn                      1,087,155              0
             Robert E. Paden                 1,087,155              0

       In addition, an amendment to Section A of Article Fourth of the Company's Certificate of Incorporation to increase the Company's authorized common stock from 3,000,000 to 10,000,000 shares, and thereby to increase the total number of shares of authorized capital stock from 4,000,000 to11,000,000 shares, of which 10,000,000 shares shall be common stock and 1,000,000 shares shall be preferred stock, was submitted to a vote of the stockholders. The result of the vote, which was taken prior to the stock split on July 31, 1998, was 1,007,240 for, 79,515 against and 400 abstain.

           There were no broker non-votes in the above matters.


ITEM 5.  OTHER INFORMATION

       Effective June 29, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934. As amended, Rule 14a-4(c)(1) relates to the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. If the proponent of the proposal fails to notify the Company by the date established by the notice provision in the Company's Bylaws, management proxies will be allowed to use their discretionary voting authority if the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

           The Bylaws of the Company provide an advance notice procedure for certain business to be brought before an annual meeting of stockholders. In order for a stockholder to properly bring business before an annual meeting, the stockholder must give written notice to the Secretary of the Company not less than 90 days prior to the date of such meeting; provided, however, that if less than 100 days' notice or prior public disclosure of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received not later than the close of business on the tenth day following the day on which notice of the meeting was mailed or such public disclosure was made.

           With respect to the Company's 1999 Annual Meeting of Stockholders, which will be held at the main office of the Company on April 27, 1999, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by January 27, 1999, management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.
           Exhibit 27 - Financial Data Schedule (SEC use only).

(b)        Reports on Form 8-K.
           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRSTFED BANCORP, INC.

Date: November 13, 1998                    \s\ B. K. Goodwin, III
      ------------------------             -------------------------------------
                                           B. K. Goodwin, III,
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           and President

Date: November 13, 1998                    \s\ Lynn J. Joyce
      ------------------------             -------------------------------------
                                           Lynn J. Joyce
                                           Chief Financial Officer, Vice
                                           President, Secretary and
                                           Treasurer