Form 10QSB/A
period 1998-06-30
FIRSTFED BANCORP INC
filed 1999-02-19
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|_| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1998 TO DECEMBER 31, 1998

                         Commission File Number: 0-19609

                             FirstFed Bancorp, Inc.
        -----------------------------------------------------------------
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

         YES    [X]                   NO

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

         YES    [X]                   NO

                             FIRSTFED BANCORP, INC.

     The Registrant is amending its Quarterly Report on Form 10-QSB to indicate that such Report is a transition report for the transition period from April 1, 1998 to December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRSTFED BANCORP, INC.


Date: February 16, 1999                     \s\ B. K. Goodwin, III
      -----------------                     ------------------------------------
                                            B. K. Goodwin, III,
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and President

Date: February 16, 1999                     \s\ Lynn J. Joyce
      -----------------                     ------------------------------------
                                            Lynn J. Joyce
                                            Chief Financial Officer,
                                            Vice President, Secretary and
                                            Treasurer