Form 10QSB/A
period 1998-09-30
FIRSTFED BANCORP INC
filed 1999-02-19
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|_| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1998
         TO DECEMBER 31, 1998

                         Commission File Number: 0-19609

                             FirstFed Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                        63-1048648
--------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

   1630 Fourth Avenue North
   Bessemer, Alabama                                                35020
---------------------------------------                          ----------
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

         YES    [X]                   NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at October 30, 1998
----------------------------                   -------------------------------
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

                                              FIRSTFED BANCORP, INC.


Date: February 16, 1999                       \s\ B. K. Goodwin, III
      -----------------                       ----------------------------------
                                              B. K. Goodwin, III,
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and President

Date: February 16, 1999                       \s\ Lynn J. Joyce
      -----------------                       ----------------------------------
                                              Lynn J. Joyce
                                              Chief Financial Officer,
                                              Vice President, Secretary and
                                              Treasurer