Form 10KSB40
period 1998-12-31
FIRSTFED BANCORP INC
filed 1999-03-31
CIK 876947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-KSB

(Mark One)

[_] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended __________________.

                                       OR

[X] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from April 1, 1998 To December 31, 1998.
                                            -------------    -----------------


                       Commission File Number:   0-19609
                                               -----------

                            FirstFed Bancorp, Inc.
   -------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

              Delaware                                              63-1048648
--------------------------------------                            --------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
 or organization)                                            identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                         35020
------------------------------------------                        --------------
(Address of principal executive office)                                 Zip Code

Registrant's telephone number, including area code:   (205) 428-8472
                                                     ----------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                 --------------------------------------------
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X    NO ___
           ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [ X ].
                                      ---

State issuer's revenues for its most recent fiscal year $10,698,000.
                                                        -----------

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market March 9, 1999, was $15,217,027.

As of March 15, 1999, there were issued and outstanding 2,476,449 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the nine months ended December 31, 1998 are incorporated by reference into Parts I and II of this Form 10-KSB.

(2) Portions of the Proxy Statement for the December 31, 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                               TABLE OF CONTENTS
                               -----------------

                                                                                         PAGE
                                                                                         ----
PART I.
         ITEM I.  Description of Business
                           The Company................................................      1
                           First Federal Savings Bank.................................      1
                           First State Bank of Bibb County............................      1
                           Key Operating Data.........................................      2
                           Average Balances, Yields Earned and Rates Paid.............      3
                           Rate/Volume Analysis.......................................      4
                           Asset/Liability Management.................................      5
                           Lending Activities.........................................      7
                           Investment Activities......................................     13
                           Deposits, Borrowings and Other Sources of Funds............     15
                           Competition................................................     16
                           Regulation, Supervision and Governmental Policy............     16
                           Taxation...................................................     21
                           Personnel .................................................     21

         ITEM 2.  Description of Property.............................................     22

         ITEM 3.  Legal Proceedings...................................................     23

         ITEM 4.  Submission of Matters to a Vote of Security Holders.................     23

PART II.
         ITEM 5.  Market for Common Equity and Related Stockholder Matters............     23

         ITEM 6.  Management's Discussion and Analysis or Plan of Operation...........     23

         ITEM 7.  Financial Statements................................................     23

         ITEM 8.  Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure................................     23

PART III.
         ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act..................     23

         ITEM 10. Executive Compensation..............................................     23

         ITEM 11. Security Ownership of Certain Beneficial Owners and Management......     23

         ITEM 12. Certain Relationships and Related Transactions......................     24

         ITEM 13. Exhibits, List and Report on Form 8-K...............................     24

                                      i.

                                    PART I
                                    ------


ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

THE COMPANY

FirstFed Bancorp, Inc. (the "Company") is a Delaware corporation that serves as the holding company for First Federal Savings Bank ("First Federal"), a federally-chartered savings bank, and First State Bank of Bibb County ("First State"), an Alabama state-chartered commercial bank. First State is a wholly-owned subsidiary of First State Corporation ("FSC") which was acquired by the Company in January 1996. First Federal and First State are referred to herein as the "Banks".

The Company's assets consist primarily of its investment in the Banks and liquid investments. It engages in no significant activity, except through the Banks' operations. The Company had total assets of $186,150,000, total deposits of $167,257,000 and stockholders' equity of $18,203,000 at December 31, 1998.

The Company's executive office is located at the main office of First Federal at 1630 Fourth Avenue North, Bessemer, Alabama 35020. The telephone number is
(205) 428-8472.

FIRST FEDERAL SAVINGS BANK

First Federal was organized in 1936 as a federally-chartered mutual savings and loan association under the name First Federal Savings and Loan Association of Bessemer. In 1991, First Federal became a federally-chartered mutual savings bank and changed its name to First Federal Savings Bank. On December 9, 1991, First Federal converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank and simultaneously reorganized as a wholly-owned subsidiary of the Company.

First Federal's principal business consists of attracting deposits from the general public and investing those deposits primarily in one-to-four-family residential mortgage loans, and to a lesser extent, commercial mortgage loans, commercial loans and consumer loans. First Federal is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowable by the FDIC. First Federal is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC. See "Regulation and Supervision of the Banks."

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

First State currently conducts business from three full service locations in Bibb County, Alabama, consisting of its main office in West Blocton and two other branches, one each in Centreville and North Bibb. First State's primary business consists of attracting deposits from the community and investing those deposits in commercial loans, consumer loans and one-to-four family residential mortgage loans.

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

                               KEY OPERATING DATA

The following table summarizes certain key operating ratios for the nine months ended December 31, 1998 and the year ended March 31, 1998.


                                    Nine Months Ended     Year Ended
                                    December 31, 1998   March 31, 1998
                                    ------------------  ---------------
Return on average assets                      .79% (1)             .93%
Return on average equity                     8.04% (1)            9.55%
Average equity to average assets             9.86%               10.24%
Dividend payout ratio                          62%                  44%

(1) Net income for the nine months ended December 31, 1998 was annualized to calculate these ratios.

                 AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for the nine months ended December 31, 1998 and the year ended March 31, 1998 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual delinquent loans. For further discussion, see "Management's Discussion and Analysis" in the Company's December 31, 1998 Annual Report to Stockholders (the "Annual Report").

                                                               Nine Months Ended        Year Ended
                                                 December 31, 1998      March 31, 1998
                                              ------------------------  --------------
                                               Average                     Average
                                               Balance      Interest       Balance       Interest
                                              ----------  ------------  --------------  ----------
                                                                     (In thousands)
Interest-earning assets:
  Loans                                        $116,914    $     8,031        $123,193     $11,084
  Securities                                     26,080          1,131          28,843       1,789
  Other interest-earning assets                  23,890            916          11,737         644
                                               --------       --------        ---------  ----------
 Total interest-earning assets                  166,884         10,078         163,773      13,517
 Non-interest-earning assets                     15,377                         15,755
                                               --------                       ---------
  Total assets                                 $182,261                       $179,528
                                               ========                       =========

Interest-bearing liabilities:
  Deposits                                     $161,949    $     5,466        $157,813     $ 7,252
  Other borrowings                                    -              -             516          37
                                               --------       --------        --------   ---------
Total interest-bearing liabilities              161,949          5,466         158,329       7,289
Non-interest bearing liabilities                  2,371       --------           3,786           -
                                               --------                       --------   ---------
                                                $ 4,612                       $  6,228
                                               ========                       ========
 Total liabilities                              164,320                        162,115
Stockholders' equity                             17,941                         17,413
                                               --------                       --------
Total liabilities and stockholders' equity     $182,261                       $179,528
                                               ========                       ========

                                                Nine Months                     Year
                                                   Ended                        Ended
                                           December 31, 1998(1)             March 31, 1998
                                           -------------------              --------------
Yield on:
  Loans                                            9.16%                          9.00%
  Securities                                       5.78                           6.20
  Other interest-earning assets                    5.11                           5.49
    All interest-earning assets                    8.05                           8.25
Rate paid on:
  Deposits                                         4.50                           4.60
  Other borrowings                                                                7.17
    All interest-bearing liabilities               4.50                           4.60

Interest rate spread (2)                           3.55%                          3.65%
                                               ========                       ========

Net yield (3)                                      3.68%                          3.80%
                                               ========                       ========

(1) The yields and rates for the nine months ended December 31, 1998 were calculated by annualizing the interest for the nine months ended December 31, 1998 in the table above.
(2) Interest rate spread represents the difference between the average yield on total interest-earning assets and the average rate of total interest-bearing liabilities.
(3) Net yield represents net interest income as a percentage of average interest-earning assets.

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

Net interest income decreased $1,616,000 for the nine months ended December 31, 1998 compared to the year ended March 31, 1998. Interest income and interest expense for the nine months ended December 31, 1998 were annualized to prepare the following rate/volume analysis to properly reflect the changes in volume and rate which occurred during the period.

                                                                                      Nine Months Ended
                                                                                      December 31, 1998
                                                         (Annualized)                     Year Ended
                                                             Versus                     March 31, 1998
                                                           Year Ended                       Versus
                                                         March 31, 1998                 March 31, 1997
                                                 -----------------------------  ----------------------------
                                                   Volume     Rate       Net      Volume     Rate      Net
                                                 --------  --------  ---------  --------  --------  --------
                                                                         (In thousands)
Increase (decrease) in interest earned on:
  Loans                                             $(579)    $ 202      $(377)    $(608)     $353     $(255)
  Securities                                         (164)     (116)      (280)      188        18       206
Other interest-earning assets                         618       (41)       577       171        74       245
                                                 --------    -------    -------  --------    -------  --------
  Total                                              (125)       45        (80)     (249)      445       196
                                                 --------  --------  ---------  --------  --------  --------

Decrease (increase) in interest paid on:
  Deposits                                           (217)      180        (37)     (178)      134       (44)
  Other borrowings                                     19        18         37        66        (5)       61
                                                 --------  --------  ---------  --------  --------  --------
  Total                                              (198)      198          -      (112)      129        17
                                                 --------  --------  ---------  --------  --------  --------

  Net (decrease) increase in net
   interest income                                  $(323)    $ 243      $ (80)    $(361)     $574     $ 213
                                                 ========  ========  =========  ========  ========  ========

ASSET/LIABILITY MANAGEMENT

The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis than their interest-earning assets. The Banks have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of their assets and liabilities. The Banks' strategies are intended to stabilize net interest income for the long-term by protecting their interest rate spread against fluctuations in interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage ("ARM") loans secured by one-to-four-family residences and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and undertaking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At December 31, 1998 the Banks' cumulative one-year gap is negative and a period of rising interest rates could have an adverse effect on earnings. However, management believes that the Banks' strong capital positions are sufficient to protect the Banks from the negative effects of interest rate changes on net income.

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

Historically, the Banks have not experienced the level of volatility in net interest income indicated by the cumulative one-year gap ratio. The primary reason for this is that the Banks have a relatively large base of deposit products that do not reprice on a contractual basis. These deposit products are primarily traditional passbook accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within 90 days" repricing category and comprise 35.5% of total interest-bearing liabilities.
The rates paid on these accounts are typically sensitive to changes in market interest rates only under certain conditions, such as market interest rates falling to historically low levels.

INTEREST RATE SENSITIVITY ANALYSIS
----------------------------------

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Banks. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.


          At December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                               Within        91 To      181 Days      1 Year       3 Years      5 Years      10 Years       Over
                               90 Days     180 Days     To 1 Year   To 3 Years   To 5 Years   To 10 Years  To 20 Years    20 Years
                             -----------  -----------  -----------  -----------  -----------  -----------  ------------  ----------
                                                                (Dollars in thousands)
Interest-earning assets:
     Loans receivable (3)      $ 31,103     $ 12,952     $ 24,149     $ 21,750     $  6,117     $  8,309       $ 7,695     $ 2,843
     Securities (1)(2)              745          202          566        4,356        2,894        1,117         1,121      12,584
     Cash Investments            37,250           --           --           --           --           --            --          --
                               --------     --------     --------     --------     --------     --------       -------     -------
Total interest-earning
 assets                          69,098       13,154       24,715       26,106        9,011        9,426         8,816      15,427
                               --------     --------     --------     --------     --------     --------       -------     -------
Interest-bearing
 liabilities:
     Savings accounts (4)        26,813           --           --           --           --           --            --          --
     Transaction accounts (4)
     Certificate accounts        32,633           --           --           --           --           --            --          --
                               --------     --------     --------     --------     --------     --------       -------     -------
Total interest-bearing
 liabilities                     89,191       20,650       28,137       23,883        5,289           77            30          --
                               --------     --------     --------     --------     --------     --------       -------     -------
Interest sensitivity gap
 per period                    $(20,093)    $ (7,496)    $ (3,422)    $  2,223     $  3,722     $  9,349       $ 8,786     $15,427
                               ========     ========     ========     ========     ========     ========       =======     =======
Cumulative interest
 sensitivity gap               $(20,093)    $(27,589)    $(31,011)    $(28,788)    $(25,066)    $(15,717)      $(6,931)    $ 8,496
                               ========     ========     ========     ========     ========     ========       =======     =======

Percentage of cumulative
 gap to total assets             (10.79)%     (14.82)%     (16.66)%     (15.47)%     (13.47)%      (8.44)%       (3.72)%      4.56%

Cumulative ratio of
 interest-sensitive assets
to interest-sensitive
 liabilities                      77.47%       74.88%       77.52%       82.21%       85.00%       90.60%        95.87%     105.08%


                                                         ------------

                                                            Total
                                                         ------------
Interest-earning assets:
     Loans receivable (3)                                   $114,918
     Securities (1)(2)                                        23,585
     Cash Investments                                         37,250
                                                            --------
Total interest-earning
 assets                                                      175,753
                                                            --------
Interest-bearing
 liabilities:
     Savings accounts (4)                                     26,813
     Transaction accounts (4)                                 32,633
     Certificate                                             107,811
                                                            --------
Total interest-bearing
 liabilities                                                 167,257
                                                            --------
Interest sensitivity gap
 per period                                                 $  8,496
                                                            ========

Cumulative interest
 sensitivity gap                                            $  8,496
                                                            ========

Percentage of cumulative
 gap to total assets                                            4.56%

Cumulative ratio of
 interest-sensitive assets
to interest-sensitive
 liabilities                                                  105.08%

(1) Includes $508 of FHLB-Atlanta stock, which represents the stock balance in excess of the amount required to be held, as due in the within 90 day category. The FHLB-Atlanta stock required to be owned by First Federal is shown as due in more than twenty years.
(2) Includes $6,609 in securities available for sale; such securities are reflected in the above table based on their contractual maturity.
(3) Includes $2,218 in loans held for sale; such loans are reflected in the above table in the within 90 days category.
(4) Assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are not sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced.

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

The Banks have not purchased servicing rights. The Banks routinely sell fixed rate loans in the secondary market and First Federal retains servicing for only a small portion of those loans; servicing rights are immaterial.

Residential Lending - One-to-Four Family
----------------------------------------

The Banks offer various adjustable rate one-to-four family residential loan products. The Banks' ARM loans generally are subject to a limitation of 2% per annum adjustment for interest rate increases and decreases, with a lifetime cap of 6% on increases. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. Interest rates and origination fees on ARM loans are priced to provide a profit margin and not necessarily to be competitive in the local market. The Banks' one-to-four family residential ARM loans do not provide for negative amortization.

The Banks generally make one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increased interest rate. First Federal usually charges an origination fee of 1.00% to 2.00% on one-to-four family residential mortgage loans. First Federal and First State each have loan policies that require approval by a loan committee or their respective Boards of Directors for loans over specified amounts. The Boards of Directors of First Federal and First State are furnished with an analysis of the respective monthly loan activity.

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

Commercial Real Estate Lending
------------------------------

Loans secured by commercial real estate totaled approximately $13.2 million, or 12.13% of the Banks' total loan portfolio, at December 31, 1998. Commercial real estate loans are generally originated in amounts up to 65% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by each Bank. The Banks' commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 1998, most are located within 100 miles of the Banks' office locations and were made to local customers of the Banks. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates generally based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates and may carry prepayment penalties.

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

Construction Lending
--------------------

The Banks have several construction loan programs. At December 31, 1998, the Banks had $9.9 million in construction loans outstanding or 9.1% of the Banks' loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $4.6 million was undisbursed at December 31, 1998 and consisted of loans to individuals for construction of residential properties. The Banks presently charge adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection.

Consumer Lending
----------------

As community-oriented lenders, the Banks offer certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $9.3 million or 8.51% of the Banks' total loan portfolio at December 31, 1998. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk.

Home Equity Lending
-------------------

First Federal began offering home equity loans during fiscal 1995. Home equity loans may be made not to exceed 80% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At December 31, 1998, the outstanding home equity loan balance was $4.2 million.

Commercial Lending
------------------

The Banks originate commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Banks= respective market areas. Commercial loans are adjustable rate loans and are generally secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $9.0 million or 8.21% of the Banks' total loan portfolio at December 31, 1998.

Analysis of Loan Portfolio
--------------------------

The following table sets forth the composition of the Banks' mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated. At December 31, 1998, the Banks had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

                                          December 31,           March 31,
                                              1998                 1998
                                       -------------------  -------------------
                                                  Percent              Percent
                                                     of                   of
                                        Amount     Total     Amount     Total
                                       ---------  --------  ---------  --------
                                                (Dollars in thousands)
Mortgage Loans:
     One-to-four family residential    $ 83,399     76.37%  $ 86,965     73.99%
     Commercial real estate              13,251     12.13     15,179     12.91
                                       --------    ------   --------    ------

Total mortgage loans                     96,650     88.50    102,144     86.90
                                       --------    ------   --------    ------

Consumer loans:
     Savings accounts                       962       .88        880       .75
     Other                                8,336      7.63     11,309      9.62
                                       --------    ------   --------    ------

Total consumer loans                      9,298      8.51     12,189     10.37
                                       --------    ------   --------    ------

Commercial loans                          8,970      8.21      7,912      6.73
                                       --------    ------   --------    ------

     Total loans receivable             114,918    105.22    122,245    104.00
                                       --------    ------   --------    ------

Less:
     Undisbursed portion of
      mortgage loans                      4,601      4.21      3,459      2.94
     Escrow, net                             (5)      - -        143       .12
     Allowance for loan losses            1,081       .99      1,106       .94
     Net deferred loan costs                 32       .02         (4)      - -
                                       --------    ------   --------    ------
                                          5,709      5.22      4,704      4.00
                                       --------    ------   --------    ------

       Loans receivable, net           $109,209    100.00%  $117,541    100.00%
                                       ========    ======   ========    ======

Loan Maturity
-------------

The following table shows the maturity of the Banks' loan portfolio at December 31, 1998 based upon contractual maturity.

                                                  December 31, 1998
                              ---------------------------------------------------------------
                               One-to-Four
                                 Family     Commercial
                               Residential  Real Estate   Consumer     Commercial
                                 Loans       Loans          Loans        Loans       Total
                              --------     -----------   -----------    --------  -----------
                                                            (In thousands)
Amounts Due:
 One year or less             $ 19,879     $     3,107   $     3,135    $  4,775  $   30,896
 One year through 5 years        4,493           3,023         5,008         858      13,382
 After 5 years                  59,027           7,121         1,155       3,337      70,640
                              --------     -----------   -----------    --------  ----------
                              $ 83,399     $    13,251   $     9,298    $  8,970     114,918
                              ========     ===========   ===========    ========

Less:
 Undisbursed portion of mortgages                                                      4,601
 Net deferred loan fees (cost)                                                            32
 Allowance for loan losses                                                             1,081
 Escrow, net                                                                              (5)
                                                                                  ----------

Loans receivable, net                                                             $  109,209
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

     The following table sets forth at December 31, 1998 the dollar amount of loans due after December 31, 1999 based upon contractual maturity dates, and whether such loans have fixed interest rates or adjustable interest rates:

                                     Due After December 31, 1999
                                    ------------------------------
                                     Fixed    Adjustable   Total
                                    --------  ----------  --------
                                            (In thousands)
Mortgage Loans:
One-to-four family                   $13,525     $49,995   $63,520
Commercial real estate                 1,695       8,449    10,144
                                     -------     -------   -------

   Total mortgage loans               15,220      58,444    73,664
                                     -------     -------   -------

Consumer loans                         6,163          --     6,163
                                     -------     -------   -------

Commercial loans                       1,603       2,592     4,195
                                     -------     -------   -------

   Total loans receivable, gross     $22,986     $61,036   $84,022
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

Loan Delinquencies, Nonperforming Assets and Classified Assets
--------------------------------------------------------------

The Banks consider nonperforming assets to include nonaccruing loans, accruing loans delinquent 90 days or more, and real estate owned. The Banks' policies are to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Banks obtain title of the real estate securing the loan in foreclosure proceedings. At December 31, 1998, the Banks had no restructured loans within the meaning of Financial Accounting Standards Board Statement 15. The following table is an analysis of the Banks= nonperforming assets at December 31, 1998 and March 31, 1998.

                                                 12/31/98         03/31/98
                                                ---------        ---------
                                                   (Dollars in thousands)
 Nonaccrual loans                               $     659        $   1,207
  Accruing loans delinquent 90 days or more:
    Mortgage loans                                  1,230              397
Consumer loans                                        257              128
Commercial loans                                      379                3
                                                ---------        ---------
Total non-performing loans                          2,525            1,735

  Real estate owned                                   724              665
                                                ---------        ---------

   Total non-performing assets                  $   3,249        $   2,400
                                                =========        =========

  Allowance for uncollected interest            $      22        $      70
                                                =========        =========

  Non-performing assets to total assets              1.74%            1.32%
                                                =========        =========

  Non-performing loans to total loans, net           2.31%            1.48%
                                                =========        =========

At December 31, 1998, there were no loans not included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at December 31, 1998 would have increased by approximately $22,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for the nine months ended December 31, 1998 was approximately $36,000.

Allowance for Loan Losses
-------------------------

Confirmed losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and, as losses occur, by provisions charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the composition of the loan portfolio, current economic conditions, past loss histories and other factors that warrant recognition in providing for an adequate allowance. Losses ultimately confirmed will vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other relevant considerations become known.

The following table sets forth information regarding the Banks' allowance for loan losses for the nine months ended December 31, 1998 and the year ended March 31, 1998.

                                                               Nine Months         Year
                                                                Ended             Ended
                                                                12/31/98         03/31/98
                                                               ---------        ---------
                                                               (Dollars in thousands)
Balance at beginning of period                                 $   1,106        $     733

Provision for loan losses                                             86              532

Charge-offs:
 Mortgage loans                                                       40               87
 Consumer loans                                                       76              137
 Commercial loans                                                     18                1
                                                               ---------        ---------

  Total Charge-offs                                                  134              225
                                                               ---------        ---------

Recoveries:
 Mortgage loans                                                        2                9
 Consumer loans                                                       19               50
 Commercial loans                                                      2                7
                                                               ---------        ---------

  Total Recoveries                                                    23               66
                                                               ---------        ---------

Charge-offs, net of recoveries                                       111              159
                                                               ---------        ---------

Balance at end of period                                       $   1,081        $   1,106
                                                               =========        =========

Ratio of allowance for loan losses to total loans
 receivable at the end of period                                     .99%             .94%
                                                               =========        =========

Ratio of allowance for loan losses to non-performing
 loans (1)                                                         42.81%           63.75%
                                                               =========        =========

Ratio of net charge-offs during the period to average
 loans outstanding during the period                                 .11%             .13%
                                                               =========        =========

(1) Non-performing loans are comprised of accruing loans delinquent 90 days or more and nonaccrual loans. Specific reviews are performed to determine the collectibility and related allowance for loan losses on nonperforming loans.

The following table allocates the allowance for loan losses by category. The allocation to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category. See further discussion regarding the allowance for loan losses in "Management's Discussion and Analysis" in the Annual Report.

                         December 31,             March 31,
                            1998                    1998
                   ----------------------  -----------------------
                      Amount       Percent     Amount     Percent
                   ------------    --------    -------    --------
                               (Dollars in thousands)
     Mortgage            $  599       55.4%     $  587       53.1%
     Consumer               347       32.1         301       27.2
     Commercial             135       12.5         218       19.7
                         ------      -----      ------      -----

       Total             $1,081      100.0%     $1,106      100.0%
                         ======      =====      ======      =====

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its federal regulators, which can order the establishment of additional general or specific loss allowances. At December 31, 1998, the Banks had $125,000 of assets classified as loss, $265,000 of assets classified as doubtful, $2.7 million of assets classified as substandard, and no assets designated as special mention. The Banks' total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 1.7% of the Banks' total assets at December 31, 1998. At that date, primarily all of the Banks' classified assets were one-to-four family residences and commercial mortgage loans in the Banks' market areas.

INVESTMENT ACTIVITIES

The Banks have investments in mortgage-backed securities and have, at times, utilized such investments as an alternative to mortgage lending. All of the securities in the portfolio are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of December 31, 1998 ranging from 4.93% to 9.50%. At December 31, 1998, mortgage-backed securities totaled $13.6 million or 7.3% of total assets.

At December 31, 1998, the Banks had 24.96% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Banks hold cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks and federal funds sold, the latter being generally sold for one day periods.

The Boards of Directors set the investment policy of each Bank. These policies dictate that investments will be made based on the following criteria in order of importance: regulatory liquidity requirements, return on investment, and acceptable levels of interest rate risk and credit risk. The Banks' policies authorize investment in various types of liquid assets permissible under applicable regulations, which include United States Government obligations, securities of various federal or federally-sponsored agency obligations, certain municipal obligations, certain certificates of deposit of Board-approved banks and savings institutions and federal funds sold. The Banks' policies are to account for the investments as held to maturity or available for sale based on intent and ability.

Subject to various regulatory restrictions, savings institutions also may invest in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a savings institution is otherwise authorized to make directly. The Banks historically have not made such additional investments and do not presently intend to make such investments.

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Banks' investment securities, both held to maturity and available for sale, at December 31, 1998. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.

                                                   After One Through        After Five Through
                              One Year or Less         Five Years              Ten Years          After Ten Years
                             --------------------  --------------------  ---------------------  -----------------------

                                        Weighted              Weighted              Weighted              Weighted
                             Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average
                               Cost       Yield      Cost       Yield      Cost       Yield      Cost       Yield
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                            (Dollars in thousands)
Interest bearing deposits      $ 6,025      4.70%     $   --        --%    $   --         --%    $    --        --%

Federal funds                   31,225      4.60          --        --         --         --          --        --

U.S. Government and agency
securities (1)                   1,303      6.03       6,749      6.44         658      6.58      12,458      6.52

State, County and Municipal
securities                          60      7.20         455      5.29         450      5.54          --        --


                                          Total
                               --------------------------------
                                                      Weighted
                                Amortized    Fair     Average
                                  Cost       Value     Yield
                                ---------   -------  ---------
Interest bearing deposits         $ 6,025   $ 6,025      4.70%

Federal funds                      31,225    31,225      4.60

U.S. Government and agency
securities (1)                     21,168    21,387      6.47

State, County and Municipal
securities                            965     1,013      5.52

(1) Includes securities held to maturity and available for sale. The securities are reflected in the above table based on their carrying value and contractual maturity. The weighted average yield does not include unrealized gains and losses on fair value of available for sale securities.

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

Average Balance and Average Rate of Deposits
--------------------------------------------

The average balance of deposits and average rates are summarized for the periods indicated in the following table.

                          Nine Months Ended        Year Ended
                          December 31, 1998      March 31, 1998
                        ---------------------  ------------------
                         Amount        Rate     Amount      Rate
                        ---------    --------  --------    ------
                                 (Dollars in thousands)
Transaction accounts     $ 30,896    1.59%     $ 27,377      1.56%
Savings accounts           25,778    2.93        25,764      3.07
Certificates              105,275    5.77       104,672      5.77

Large Certificates of Deposit
-----------------------------

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31,1998.


Maturity Period                                         Amount
---------------                                     --------------
                                                    (In thousands)

Three months or less                                      $ 4,145
Over three through six months                               4,141
Over six through 12 months                                  7,275
Over 12 months                                              5,093
                                                          -------

  Total                                                   $20,654
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

At December 31, 1998, there were no outside borrowings. First Federal has available a fed fund line of credit and reverse repurchase line which were not used during the year. The Banks had internal borrowings totaling $859,000 at December 31, 1998, which represented a loan associated with the Employee Stock Ownership Plan ("ESOP"). The Company is the lender on the ESOP loan and the loan is eliminated in consolidation.

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

Under the OTS capital regulations, "core capital" is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets, with limited exceptions for mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs"). Tangible capital has the same definition as core capital but is reduced by the amount of all the savings association's intangible assets with only a limited exception for MSRs and PCCRs.

Core and tangible capital are further reduced by the amount of a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At December 31, 1998, First Federal had no such investments.

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

The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirement, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of the IRR component of its risk-based capital rules.

At December 31, 1998, First Federal's tangible capital ratio was 8.2%; its core, or "leverage" capital ratio was 8.2%; its Tier 1 risk-based capital ratio was 14.1%; and its total risk-based capital ratio was 15.0%. Accordingly, it satisfied all minimum regulatory capital requirements.

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

The leverage ratio adopted by the FRB requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for state member banks rated composite 1 under the CAMELS examination rating system. State member banks not rated composite 1 under the CAMELS rating system are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the FRB's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations.

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

In addition, the FRB has amended its risk-based capital guidelines to specify that it will include, in its evaluation of a bank's capital adequacy, an assessment of the bank's interest rate risk (that is, the bank's exposure to declines in the economic value of its capital due to changes in interest rates). The FRB also has adopted a policy statement on sound risk management practices that, among other things, describes prudent methods for monitoring interest rate risk and stresses the importance of senior management oversight of an institution's risk management activities. The FRB's policy statement does not provide for a standardized model for measuring and monitoring interest rate risk
at individual banks.   The policy statement indicates, however, that the FRB
will, in evaluating a bank's capital adequacy for interest rate risk, monitor both the level of interest rate risk exposure and the quality of risk management.

At December 31, 1998, First State's leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 7.6%, 14.1% and 15.3%, respectively. Accordingly, it satisfied all minimum regulatory capital requirements.

See Note 15 of the Notes to Consolidated Financial Statements for additional information related to regulatory capital.

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

For the first half of 1999, the FDIC set the effective insurance assessment rates for both BIF- and SAIF-insured institutions at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate (currently estimated at approximately 2.4 basis points) to service the FICO obligations.

Prompt Corrective Regulatory Action. The federal bank regulatory agencies have issued joint regulations that classify insured depository institutions by capital levels and provide that the appropriate agency will take various prompt corrective actions to resolve the problems of any insured institution that fails to satisfy the capital standards. Under the joint prompt corrective action regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of December 31, 1998, both First Federal and First State were "well-capitalized" as defined by the regulations.

Transactions with Affiliates. Each of the Banks is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Banks unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by each of the Banks are generally limited in amount, as to the Company and as to any other affiliate, to 10% of each Bank's capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of each Bank's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. In general, these regulations do not impose restrictions on transactions between the Banks.

Dividend Limitations. The Banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

Under OTS regulations, First Federal may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of First Federal at the time of its conversion to stock form. In addition, OTS regulations impose restrictions on the amount of dividends that may be paid by savings institutions. Under such regulations, a savings institution that qualifies for expedited treatment of applications by maintaining specified supervisory examination ratings and that is not otherwise restricted in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount would require prior OTS approval.

Under applicable provisions of the Federal Reserve Act and Alabama Law, the approval of the FRB and the Alabama Superintendent of Banks is required if the total of all the dividends declared by First State in any calendar year exceeds First State's net income as defined for that year combined with its retained net income for the preceding two calendar years.

  Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.9 million of transaction accounts, and reserves equal to 3% must be maintained on the next $46.5 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Banks met their reserve requirements.

Liquidity Requirements. First Federal is required by OTS regulation to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The average daily liquidity ratio of First Federal for the month ended December 31, 1998 was 25.7%. Monetary penalties may be imposed for failure to meet liquidity requirements. First State is not subject to these or any similar liquidity requirements.

Federal Home Loan Bank System. The FHLB System consists of 12 district Federal Home Loan Banks ("FHLBs") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, First Federal is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. First Federal was in compliance with this requirement, with an investment in FHLB of Atlanta stock at December 31, 1998 of $1,262,000. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At December 31, 1998, First Federal had no advances outstanding from the FHLB of Atlanta.

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

A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its FHLB. At December 31, 1998, First Federal qualified as a QTL. The QTL test is not applicable to First State.

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

At December 31, 1998, the Company complied with all of its regulatory capital requirements, with a leverage ratio of 9.3%, a Tier 1 risk-based capital ratio of 18.6%, and a total risk-based capital of 19.8%.

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

Pending Legislation
-------------------

Legislation currently pending before the United States Congress would, if enacted, significantly alter the competitive structure of the nation's financial services industry by, among other things, expanding the nonbanking powers of the bank holding companies and repealing the statutory separation of the commercial banking industry from investment banking and insurance. Based on the provisions of the pending legislation, the Company does not believe that the bill's enactment would materially affect the business of the Company or of the Banks.

TAXATION

Federal Taxation
----------------

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal or First State. For federal income tax purposes, the Company reported its income and expenses on the accrual method of accounting under SFAS No. 109 "Accounting for Income Taxes" and files its federal income tax returns on a consolidated basis. For its taxable year ended December 31, 1998, the Company was subject to a maximum federal income tax rate of 34%. The Banks have not been audited by the Internal Revenue Service for any recent year subject to audit.

Corporate Alternative Minimum Tax
---------------------------------

The Banks are subject to taxes based on alternative minimum taxable income ("AMTI") at a 20% tax rate. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). See Note 11 of the Notes to Consolidated Financial Statements for additional information related to income taxes.

State and Local Taxation
------------------------

The State of Alabama imposes a 6% excise tax on the earnings of financial institutions such as the Banks. The 6% excise tax also applies to the Company. In addition to the excise taxes, the State of Alabama imposes an annual state franchise tax for domestic and foreign corporations. A domestic corporation, including a federally chartered stock savings bank domiciled in Alabama, is assessed a domestic franchise tax of approximately 1% based solely on the par value of its common stock. Foreign corporations, such as the Company which is incorporated in Delaware, are assessed a foreign franchise tax of 0.3% based on a total of capital and long-term debt deemed to be employed in the State of Alabama. The foreign corporation's investment in the capital of an Alabama corporation is excluded from the taxable base. The Company is subject to the Delaware franchise tax.

PERSONNEL

As of December 31, 1998, First Federal had 43 full-time employees and 2 part-time employees. At December 31, 1998, First State had 25 full-time employees and 4 part-time employees. The employees are not represented by a collective bargaining unit, and the Banks consider their relationship with the employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY:
          ------------------------

First Federal conducts its business through its main office located in Bessemer, Alabama, and four branch offices located in Pelham, Hueytown, Hoover and Vance, Alabama. First State conducts its business through its main office located in West Blocton, Alabama, and two branch offices located in North Bibb and Centreville. The Holding Company believes that the Banks' current facilities are adequate to meet the present and immediately foreseeable needs of the Banks and the Holding Company. The following table sets forth information relating to each of the Banks' offices as of December 31, 1998 which totaled a net book value of $3,065,000. See also Notes 1 and 4 of the Notes to Consolidated Financial Statements.

                                    Leased
                                      Or         Date         Net Book Value at
First Federal  Locations            Owned       Opened        December 31, 1998
------------------------            -----       ------        ------------------
                                                                (In thousands)
Main Office -
   1630 Fourth Avenue, No.          Owned         1961            $   903 (3)
   Bessemer, Alabama 35020

Branches -
   1351 Hueytown Road
   Hueytown, Alabama 35023          Owned         1966                 29 (3)

   Food World Plaza
   Pelham, Alabama 35124            Leased (1)    1973                N/A (2)

   1604 Montgomery Hwy.
   Hoover, Alabama 35216            Owned         1992                486 (3)

   18704 Highway 11, North
   Vance, Alabama 35490             Owned         1997                454 (3)

Other fixed assets, net                                               543

First State Locations
---------------------
Main Office -
   Main Street                      Owned         1965                229 (3)
   West Blocton, Alabama 35184

Branches -
   125 Birmingham Rd                Owned         1979                137 (3)
   Centreville, Alabama  35042

   Highway 5                        Owned         1985                204 (3)
   North Bibb, Alabama 35188

Other fixed assets, net                                                80
                                                                  -------

   Total                                                          $ 3,065
                                                                  =======

____________________
(1)  The lease expires May 31, 2004.
(2)  The Bank's lease is classified as an operating lease.
(3)  Includes land, building and improvements.

ITEM 3.   LEGAL PROCEEDINGS:
          ------------------

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At December 31, 1998, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see Note 9 to the "Notes to Consolidated Financial Statements" in the Company's December 31, 1998 Annual Report to Stockholders (the "Annual Report").

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ----------------------------------------------------

No matters were submitted to a vote of security holders during the third quarter of the nine months ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
          ---------------------------------------------------------

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

ITEM 7.   FINANCIAL STATEMENTS:
          ---------------------

The report of independent public accountants and consolidated financial statements contained in the Annual Report (Exhibit 13) are incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURE:
---------------------

None.

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
-------------------------------------------------

The information contained under the section captioned "Proposal I--Election of Directors" in the Company's definitive proxy statement for the Company's annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. Information regarding Form 3, 4 or 5 filers is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K:
          ---------------------------------------

(a) Exhibits-The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index:
     3.1 Certificate of Incorporation of FirstFed Bancorp, Inc. (A)
     3.2 Bylaws of FirstFed Bancorp.Inc. (A)
     4.0 Stock Certificate of FirstFed Bancorp, Inc. (A)
     10.01 First Federal Savings Bank Outside Directors' Recognition and Retention Plan and Trust Agreement (C)
     10.02 First Federal Savings Bank Recognition and Retention Plan and Trust Agreement "B" (C)
     10.03 FirstFed Bancorp, Inc. 1991 Incentive Stock Option Plan (C)
     10.04 FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors as amended (C)
     10.05 Form of Indemnification Agreement (B)
     10.06 FirstFed Bancorp, Inc. Deferred Compensation Plan, as amended (filed herewith)
     10.07 FirstFed Bancorp, Inc. Incentive Compensation Plan, as amended (D)
     10.08 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc. and B. K. Goodwin, III, as amended (D)
     10.09 Employment Agreement dated January 1, 1996 by and between First Federal Savings Bank and B. K. Goodwin, III, as amended (D)
     10.10 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and C. Larry Seale, as amended (D)
     10.11 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and Lynn J. Joyce, as amended (D)
     10.12 FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan, as amended (D)
     11.0  Statement of Computation of Earnings Per Share (E)
     13.0 December 31, 1998 Annual Report - Filed herewith only as to those portions of the Annual Report to stockholders for the nine month ended December 31, 1998, which are expressly incorporated herein by reference.
     21.0  Subsidiaries of the Registrant (filed herewith)
     23.0  Consent of Independent Public Accountants (filed herewith)
     A. Incorporated herein by reference into this document from the Exhibits of the Form S-1, Registration Statement, filed on July 3, 1991.
     B. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1993.
     C. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1994.
     D. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for the year ended March 31, 1998.
     E. Incorporated herein by reference into this document from the December 31, 1998 Annual Report.
(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRSTFED BANCORP, INC.


Date:   March 29, 1999                   /s/ B. K. Goodwin, III
       ----------------------           ---------------------------------------
                                           B. K. Goodwin, III
                                        Chairman of the Board, Chief Executive
                                        Officer and President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. K. Goodwin, III        Chairman of the Board, Chief     Date:  March 29, 1999
--------------------------                                           --------------------
B. K. Goodwin, III            Executive Officer and
                              President


/s/ Lynn J. Joyce             Chief Financial Officer, Vice    Date:  March 29, 1999
--------------------------                                           --------------------
Lynn J. Joyce                 President, Secretary and
                              Treasurer

/s/ Fred T. Blair             Director                         Date:  March 29, 1999
--------------------------                                          ---------------------
Fred T. Blair

/s/ A. W. Kuhn                Director                         Date:  March 29, 1999
--------------------------                                          ---------------------
A. W. Kuhn

/s/ James B. Koikos           Director                         Date:  March 29, 1999
--------------------------                                          ---------------------
James B. Koikos

/s/ Malcolm E. Lewis          Director                         Date:  March 29, 1999
--------------------------                                           --------------------
Malcolm E. Lewis

/s/ E. H. Moore, Jr.          Director                         Date:  March 29, 1999
--------------------------                                          ---------------------
E. H. Moore, Jr.

/s/ James E. Mulkin           Director                         Date:  March 29, 1999
--------------------------                                          ---------------------
James E. Mulkin

/s/ Robert E. Paden           Director                         Date:  March 29, 1999
--------------------------                                          ---------------------
Robert E. Paden

/s/ G. Larry Russell          Director                         Date:  March 29, 1999
--------------------------                                          ---------------------
G. Larry Russell