Form 10QSB
period 1999-03-31
FIRSTFED BANCORP INC
filed 1999-05-17
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number: 0-19609

                             FirstFed Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                     63-1048648
           --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                           35020
-----------------                                           -----
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

         YES    X                   NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                   Outstanding at May 9, 1999
            -----                   --------------------------
Common Stock, $.01 par value        2,479,395 shares

Transitional Small Business Disclosure Format
(Check one):

         YES                        NO    X

                             FIRSTFED BANCORP, INC.

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 1999 AND DECEMBER 31, 1998                                2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED MARCH 31, 1999 AND 1998                                      3

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY FOR THE THREE
  MONTHS ENDED MARCH 31, 1999 AND 1998                                      4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998                                5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION                                                  8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 5.  OTHER INFORMATION                                                 12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12

SIGNATURES                                                                 13


THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

                                       i.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             FIRSTFED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                                                   March 31,    December 31,
ASSETS                                                                               1999           1998
                                                                                   ---------    ------------
Cash and Cash Equivalents:
         Cash on hand and in banks                                                 $   4,610    $   6,385
         Interest-bearing deposits in other banks                                      5,890        6,025
         Federal funds sold                                                           26,775       31,225
                                                                                   ---------    ---------
                                                                                      37,275       43,635
                                                                                   ---------    ---------
Securities available for sale, at fair value                                           7,203        6,609
Loans held for sale                                                                      808        2,219
Securities held to maturity, at amortized cost, fair
     value of $17,831 and $17,180, respectively                                       17,687       16,976
Loans receivable, net                                                                111,507      109,209
Land, buildings and equipment, net                                                     3,147        3,065
Goodwill                                                                               1,281        1,308
Real estate owned                                                                        198          724
Accrued interest receivable                                                            1,302        1,345
Income taxes receivable                                                                  456          602
Other assets                                                                             656          458
                                                                                   ---------    ---------
                                                                                   $ 181,520    $ 186,150
                                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                  $ 162,498    $ 167,257
         Accrued interest payable                                                        159          141
         Dividends payable                                                               173          178
         Other liabilities                                                               407          371
                                                                                   ---------    ---------
                                                                                     163,237      167,947
Stockholders' Equity:                                                              ---------    ---------
         Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                                    -            -
         Common stock, $.01 par value, 10,000,000 shares
           authorized,  3,056,351 shares issued and 2,324,918 shares outstanding at March 31, 1999 and 3,031,646  shares  issued and 2,301,713  shares outstanding at
           December 31, 1998                                                              31           30
         Paid-in capital                                                               7,608        7,502
         Retained earnings                                                            15,586       15,622
         Deferred compensation obligation                                              1,224        1,199
         Deferred compensation treasury stock (151,531 shares at
           March 31, 1999 and 150,031 shares at December 31, 1998)                    (1,390)      (1,373)
         Treasury stock, at cost (579,902 shares at March 31, 1999
           and December 31, 1998)                                                     (3,752)      (3,752)
         Unearned compensation                                                        (1,026)      (1,064)
         Unrealized gain on securities available for sale, net                             2           39
                                                                                   ---------    ---------
                                                                                      18,283       18,203
                                                                                   ---------    ---------
                                                                                   $ 181,520    $ 186,150
                                                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share amounts)

                                                 Three Months Ended
                                                       March 31,
                                                 ------------------
                                                   1999      1998
                                                   ----      ----
INTEREST INCOME:
         Interest and fees on loans          $    2,480   $    2,697
         Interest and dividends on
           securities                               299          447
         Other interest income                      425          236
                                             ----------   ----------
           Total interest income                  3,204        3,380
                                             ----------   ----------

INTEREST EXPENSE:
         Interest on deposits                     1,779        1,819
                                             ----------   ----------
           Total interest expense                 1,779        1,819
                                             ----------   ----------
  Net interest income                             1,425        1,561
         Provision for loan losses                   29           29
                                             ----------   ----------
  Net interest income after
    provision for loan losses                     1,396        1,532
                                             ----------   ----------

NONINTEREST INCOME:
         Fees and other noninterest income          239          192
                                             ----------   ----------
           Total noninterest income                 239          192
                                             ----------   ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits             650          658
         Office building and equipment
           expenses                                 147          141
         Deposit insurance expense                   19           22
         Amortization of goodwill                    27           27
         Other operating expenses                   304          299
                                             ----------   ----------
           Total noninterest expenses             1,147        1,147
                                             ----------   ----------
  Income before income taxes                        488          577

         Provision for income taxes                 177          191
                                             ----------   ----------
  NET INCOME                                 $      311   $      386
                                             ==========   ==========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                  2,386,377    2,310,722
                                             ==========   ==========
BASIC EARNINGS PER SHARE                     $      .13   $      .17
                                             ==========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                2,464,437    2,435,974
                                             ==========   ==========
DILUTED EARNINGS PER SHARE                   $      .13   $      .16
                                             ==========   ==========
DIVIDENDS DECLARED PER SHARE                 $      .14   $    .0625
                                             ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 1999 and 1998
            (Dollar amounts in thousands, except per share amounts)

                                                                                                             Unrealized
                                                                               Deferred                     Gain (Loss)
                                                                    Deferred    Compen-                    on Securities    Compre-
                                                                     Compen-    sation            Unearned   Available     hensive
                                     Common   Paid-In   Retained     sation    Treasury Treasury   Compen-    for Sale,     Income
                                      Stock   Capital   Earnings    Obligation   Stock    Stock    sation       Net        (Note 1)
                                      -----   -------   --------    ----------   -----    -----    ------       ---        --------


BALANCE, December 31, 1997         $    14    $ 6,676   $ 14,968   $    -       $    -  $ (4,320)   $ (26)     $   12

     Net income                          -          -        386        -            -         -        -           -     $  386
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $ 3                   -          -          -        -            -         -        -           5          5
                                                                                                                          ------
     Comprehensive income                -          -          -        -            -         -        -           -     $  391
                                                                                                                          ======
     Amortization of unearned
         compensation                    -          -          -        -            -         -       28           -
     Dividends declared ($.0625
         per share)                      -          -       (150)       -            -         -        -           -
     Exercise of stock options           -         10          -        -            -         -        -           -
     Stock issued under Dividend
         Reinvestment Plan               -         30          -        -            -         -        -           -
     Issuance of treasury stock
         to Employee Stock
         Ownership Plan                  -        382          -        -            -       568     (950)          -

     Two-for-one stock split            14        (14)         -        -            -         -        -           -
                                   -------   --------   --------   ------      -------   -------    ------       -----
BALANCE, March 31, 1998            $    28   $  7,084   $ 15,204   $    -      $     -   $(3,752)   $ (948)      $  17
                                   =======   ========   ========   ======      =======   =======    ======       =====

BALANCE, December 31, 1998         $    30   $  7,502   $ 15,622   $1,199      $(1,373)  $(3,752)   $(1,064)     $  39

     Net income                          -          -        311        -            -         -          -          -    $  311
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $21                   -          -          -        -            -         -          -        (37)      (37)
                                                                                                                          ------
     Comprehensive income                -          -          -        -            -         -          -          -    $  274
                                                                                                                          ======
     Amortization of unearned
         compensation                    -          -          -        -            -         -         38          -
     Dividends declared ($.14
         per share)                      -          -       (347)       -            -         -          -          -
     Exercise of stock options           1         45          -        -            -         -          -          -
     Amortization of Deferred
         Compensation Plan
         Obligation                      -          -          -        8            -         -          -          -
     Addition to Deferred
         Compensation Plan               -          -          -       17          (17)        -          -          -
     Stock issued under Dividend
         Reinvestment Plan               -         61          -        -            -         -          -          -
                                    ------    -------   --------   ------     --------    -------     ------     -----
BALANCE, March 31, 1999             $   31    $ 7,608   $ 15,586   $1,224     $ (1,390)   $(3,752)    $(1,026)   $   2
                                    ======    =======   ========   ======     ========    =======     =======    =====

  The accompanying notes are an integral part of these consolidated statements.

                             FIRSTFED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                    Three Months Ended
                                                                                          March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 1999       1998
                                                                                      ----       ----
  Net income                                                                      $    311    $    386
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
     Depreciation                                                                       62          62
     Amortization of unearned compensation and deferred compensation obligation         47          28
     Amortization (accretion) of purchase premiums (discounts), net                     67          (8)
     (Accretion) amortization of deferred (income) expense, net                        (95)         66
     Loan fees (cost) deferred, net                                                     84         (41)
     Credit for deferred income taxes                                                    -        (258)
     Provision for loan losses                                                          29          29
     (Gain) loss on sale of real estate, net                                           (26)          2
     Origination of loans held for sale                                             (4,315)     (2,922)
     Proceeds from loans held for sale                                               5,726       2,818
     Amortization of goodwill                                                           27          27
     Change in assets and liabilities:
         (Increase) decrease in accrued interest receivable                             43          45
         (Increase) decrease in other assets                                          (198)        (32)
         Increase (decrease) in accrued interest payable                                18          59
         (Increase) decrease in income taxes receivable                                166          59
         Increase (decrease) in other liabilities                                       36         (7)
                                                                                  --------    --------
           Net cash provided by operating activities                                 1,982         313
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available for sale                          1,350       3,642
  Purchase of securities available for sale                                         (2,000)       (750)
  Proceeds from maturities and payments received on securities held to maturity      3,220         728
  Purchase of securities held to maturity                                           (4,000)       (552)
  Proceeds from sale of real estate and repossessed assets                             645         112
  Net loan repayments (originations)                                                (2,409)      2,103
  Capital expenditures                                                                (144)          -
                                                                                  --------    --------
         Net cash provided by (used in) investing activities                        (3,338)      5,283
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                              (4,759)      2,514
  Proceeds from exercise of stock options                                               45           9
  Dividends paid                                                                      (351)       (144)
  Proceeds from dividend reinvestment                                                   61          30
                                                                                  --------    --------
         Net cash provided by (used in) financing activities                        (5,004)      2,409
                                                                                  --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (6,360)      8,005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    43,635      20,080
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 37,275    $ 28,085
                                                                                  ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                                 $     31    $    400
     Interest                                                                        1,761       1,760
  Non-cash transactions -
     Transfer of loan receivable to real estate owned                                   93         147
     Declaration of cash dividends                                                     173         150

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and First State
Corporation ("FSC"), which in turn is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks".

The accompanying condensed consolidated financial statements as of March 31, 1999 (unaudited), and December 31, 1998, and for the three months ended March 31, 1999 and 1998 (unaudited), include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 1998, Consolidated Financial Statements.

2. EARNINGS AND DIVIDENDS PER SHARE:

Earnings per share for the three months ended March 31, 1999 and 1998, respectively, were as follows:

                                       Three Months                       Three Months
                                   Ended March 31, 1999                 Ended March 31, 1998
                             --------------------------------     --------------------------------
                                      Dilutive                                Dilutive
                                      Effect of                               Effect of
                                       Options                                Options
                              Basic    Issued      Diluted        Basic       Issued        Diluted
                              -----    ------      -------        -----       ------        -------

Net income                 $ 311,000      ---      $ 311,000    $ 386,000        ---       $ 386,000

Shares available to
  common shareholders      2,386,377   78,060      2,464,437    2,310,722    125,252       2,435,974

Earnings per share         $    0.13      ---      $    0.13    $    0.17        ---       $    0.16
                           =========   ======      =========    =========    =======       =========

Dividends declared for the quarter ended March 31, 1999, consisted of a $.07 per share special dividend and $.07 per share quarterly dividend.

3. SEGMENT DISCLOSURE:

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three months ended March 31, 1999 and 1998.

                                               March 31, 1999
                               -------------------------------------------------
                                Banking     Holding                      Total
                               Operations   Company     Elimination     Company
                               ----------   -------     -----------     -------
                                                   (In thousands)
Net interest income            $    1,400  $      25    $       -     $    1,425
Provision for loan losses              29          -            -             29
Noninterest income                    239          -            -            239
Noninterest expense                 1,059         88            -          1,147
                               ----------  ---------    ---------     ----------
     Income before income
         taxes                        551        (63)           -            488
Income tax expense                    200        (23)           -            177
                               ---------- ----------   ----------     ----------
     Net income                $      351 $      (40)  $        -     $      311
                               ========== ==========   ==========     ==========

     Total assets              $  181,016 $   18,619   $  (18,115)    $  181,520
                               ========== ==========   ==========     ==========


                                               March 31, 1999
                               -------------------------------------------------
                                Banking     Holding                      Total
                               Operations   Company     Elimination     Company
                               ----------   -------     -----------     -------
                                                   (In thousands)
Net interest income            $    1,526 $      35   $         -     $    1,561
Provision for loan losses              29         -             -             29
Noninterest income                    192         -             -            192
Noninterest expense                 1,063        84             -          1,147
                               ---------- ---------   -----------     ----------
     Income before income
         taxes                        626       (49)            -            577
Income tax expense                    212       (21)            -            191
                               ---------- ---------   -----------     ----------
     Net income                $      414 $     (28)  $         -     $      386
                               ========== =========   ===========     ==========

     Total assets              $  179,529 $ 17,885    $   (15,946)    $  181,468
                               ========== ========    ===========     ==========

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

Comparison of Financial Condition as of March 31, 1999, and December 31, 1998

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Fed funds sold decreased $4,450, or 14.3%, to $26,775 at March 31, 1999. The decrease was primarily the result of a decrease in 19-month certificates of deposit that matured during the three months ended December 31, 1998. These certificates of deposit were opened under a special program and a portion of the rate sensitive funds were not retained.

Securities available for sale and held to maturity increased in the aggregate $1,305, or 5.5%, to $24,890 at March 31, 1999, primarily due to securities purchased totaling $6,000, exceeding security repayments, calls and maturities.

Loans receivable, net, at March 31, 1999, were $111,507, an increase of $2,298, or 2.1%, from $109,209 at December 31, 1998. The increase in loans receivable, net, was primarily due to an increase in commercial mortgage loans.

The Company's consolidated allowance for loan losses increased slightly to $1,103 at March 31, 1999, from $1,081 at December 31, 1998. This increase was primarily due to a provision of $29 offset by net charge-off over recoveries of $7. Nonperforming loans at March 31, 1999, increased slightly to $1,841, or 1.65%, of loans receivable from $1,735, or 1.48%, of loans receivable at December 31, 1998. At March 31,1999, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $198 at March 31, 1999, a decrease of $526 from December 31, 1998, as a result of the sale of several properties.

Deposits decreased $4,759, or 2.8%, to $162,498 at March 31, 1999, from $167,257 at December 31, 1998. The decrease is the result of the maturing of 19-month certificates of deposit opened under a special program discussed previously.

The Company had stockholders' equity of $18,283 as of March 31, 1999, an increase of $80, or 0.4%, from $18,203 as of December 31, 1998. The increase was primarily attributable to net income for the three months ended March 31, 1999, of $311, net of dividends of $.14 per share. Included in such dividend was a special dividend of $.07 per share, which was declared during the first quarter.

Liquidity and Capital Resources

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At March 31, 1999, the Banks had commitments to originate and fund loans of $8.4 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at March 31,1999, was 27%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of March 31, 1999.

                                          First Federal           First State             The Company
                                          -------------           -----------             -----------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill   $ 11,920   8.77%            $  3,417    7.53%        $ 17,000     9.38%
Minimum Required                        5,436   4.00%               1,813    4.00%           7,243     4.00%
                                     --------   ----             --------    ----         --------     ----
Excess                               $  6,484   4.77%            $  1,604    3.53%        $  9,757     5.38%
                                     ========   ====             ========    ====         ========     ====

Total Capital
Tier 1 Capital plus allowances
  for loan losses                    $ 12,704   5.05%            $  3,733   14.76%        $ 18,103    16.38%
Minimum Required                        6,752   8.00%               2,021    8.00%           8,844     8.00%
                                     --------   ----             --------    ----         --------     ----
Excess                               $  5,952   7.05%            $  1,712    6.76%        $  9,259     8.38%
                                     ========   ====             ========    ====         ========     ====
Total Risk-weighted Assets           $ 84,401                    $ 25,264                 $110,545
                                     ========                    ========                 ========

LEVERAGE RATIOS
Tier 1 Capital                       $ 11,920   8.77%            $  3,417    7.53%        $ 17,000     9.38%
Minimum Leverage Requirement            5,436   4.00%               1,813    4.00%           7,242     4.00%
                                     --------   ----             --------    ----         --------     ----
Excess                               $  6,484   4.77%            $  1,604    3.53%        $  9,758     5.38%
                                     ========   ====             ========    ====         ========     ====

TANGIBLE CAPITAL RATIO
Tangible Capital                     $11,920    8.77%                    N/A                       N/A
Tangible Capital Requirement           2,038    1.50%
                                     -------   -----
Excess                               $ 9,882    7.27%
                                     =======   =====

As of March 31, 1999, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended March 31, 1999 and 1998

Net income for the three months ended March 31, 1999, was $311, a decrease of $75, or 19.4%, from net income of $386 for the three months ended March 31, 1998. The decrease was primarily attributable to a decrease in the Banks' interest rate spread and a high liquidity position.

Interest Income

Total interest income decreased $176, or 5.2%, to $3,204 for the three months ended March 31, 1999. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 7.5%. This decrease was partially offset by an increase in the average balance of interest-earnings assets.

Interest Expense

Interest expense for the quarter ended March 31, 1999, was $1,779, a decrease of $40, or 2.2%, from $1,819 for the quarter ended March 31, 1998. The decrease was primarily the result of a reduction in average yield to 4.3% for the three months ended March 31, 1999, compared to 4.6% for the corresponding quarter of the previous year, net of an increase in average balance. The decrease in the average rate paid on deposits is primarily the result of the maturity of 19-month certificates of deposit opened under a special program discussed previously.

Net Interest Income

Net interest income for the quarter ended March 31, 1999, decreased $136, or 8.7%, to $1,425 from the quarter ended March 31, 1998, level of $1,561. This decrease was due in part to a decrease in the average net interest spread to 3.2% for the first quarter of fiscal 1999 compared to 3.6% for the same period a year ago. The decrease was net of a slight increase in the average balance of interest-earning assets and interest-bearing liabilities during the first quarter of fiscal 1999 compared to the same period a year ago.The net interest margin decreased to 3.3% in the first quarter of fiscal 1999.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a provision of $29 during the quarter ended March 31, 1999. The Banks' allowances for loan losses were based on management's evaluation of inherent losses in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income

Noninterest income during the quarter ended March 31, 1999, increased $47, to $239, from the March 31, 1998, level of $192. The increase in noninterest income is primarily the result of an increase in secondary market fees for loans sold.

Noninterest Expenses

Noninterest expenses during the quarters ended March 31, 1999 and 1998, were the same for both quarters.

Income Taxes

The provision for income taxes decreased $14, or 7.3%, to $177 for the quarter ended March 31, 1999, as compared to the corresponding quarter in the previous year. The decreased tax expense was due primarily to a decrease in pretax income from the same period a year ago.

Year 2000

The Company has addressed, and will continue to address, the issue of Year 2000, which relates to software originally being written using a two digit format rather than a four digit format to represent the year. The date change format requires modification to some software and computer systems so that dates beyond December 31, 1999, will be properly recognized. The Banks have formed committees to assess, test, prepare and overview the applicable software, equipment and related technologies related to Year 2000 readiness.

The Banks rely primarily upon a third party processor and other vendors rather than internally generated software. Based on the analysis of software and equipment, in addition to ongoing discussions with vendors, the Company believes that upgrades, modifications or conversion of software planned by the Company and the third party vendors will properly address the Year 2000 issue. The third party processor, which processes all customer related data, has represented to the Banks that the testing of the software has been substantially completed at March 31, 1999. The Banks have adopted Year 2000 Test Plans and are in the process of conducting testing and evaluating results. If modifications to existing systems and conversions to new systems proceed as scheduled, management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company.

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

Total Year 2000 costs include such items as payroll costs, upgrading existing software applications, and replacing certain hardware. The Banks do not have a system that specifically tracks all costs and time spent on the Year 2000 issue. The Company is in the process of estimating total expense related to Year 2000. Such expenses incurred during the quarter ended March 31, 1999, are not considered significant.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 1999, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         Exhibit 27 - Financial Data Schedule (SEC Use Only)

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRSTFED BANCORP, INC.

Date: May 13, 1999                  \s\ B. K. Goodwin, III
      ----------------------        ----------------------------------
                                    B. K. Goodwin, III,
                                    Chairman of the Board,
                                    Chief Executive Officer
                                    and President


Date: May 13, 1999                  \s\ Lynn J. Joyce
      ----------------------        -------------------------------------
                                     Lynn J. Joyce
                                     Chief Financial Officer, Vice
                                     President, Secretary and
                                     Treasurer