Form 10QSB
period 1999-06-30
FIRSTFED BANCORP INC
filed 1999-08-10
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                         Commission File Number: 0-19609
                                                 -------

                             FirstFed Bancorp, Inc.
                    ----------------------------------------
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

         YES    [X]          NO ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                   Outstanding at July 16, 1999
            -----                   ----------------------------
Common Stock, $.01 par value            2,485,422 shares

Transitional Small Business Disclosure Format
(Check one):

         YES ___                 NO    [X]

                             FIRSTFED BANCORP, INC.

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 1999 AND DECEMBER 31, 1998................................... 2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX
  MONTHS ENDED JUNE 30, 1999 AND 1998......................................... 3

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
  SIX MONTHS ENDED JUNE 30, 1999 AND 1998..................................... 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED JUNE 30, 1999 AND 1998..................................... 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION.................................................... 8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................... 13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 13

ITEM 5.  OTHER INFORMATION................................................... 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 14

SIGNATURES................................................................... 15

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

                                       i.

                         PART I - FINANCIAL INFORMATION
ITEM. 1.  FINANCIAL STATEMENTS
                             FIRSTFED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                                                    June 30,       December 31,
ASSETS                                                                                1999            1998
------                                                                                ----            ----

Cash and Cash Equivalents:
         Cash on hand and in banks                                                 $     7,181    $     6,385
         Interest-bearing deposits in other banks                                        5,774          6,025
         Federal funds sold                                                             22,500         31,225
                                                                                   -----------    -----------
                                                                                        35,455         43,635
                                                                                   -----------    -----------
Securities available for sale, at fair value                                            11,865          6,609
Loans held for sale                                                                        769          2,219
                                                                                   -----------    -----------
Securities held to maturity, at amortized cost, fair
     value of $15,556 and $17,180, respectively                                         15,545         16,976
Loans receivable, net                                                                  111,277        109,209
Land, buildings and equipment, net                                                       3,164          3,065
Goodwill                                                                                 1,254          1,308
Real estate owned                                                                          224            724
Accrued interest receivable                                                              1,450          1,345
Income taxes receivable                                                                    252            602
Other assets                                                                               646            458
                                                                                   -----------    -----------
                                                                                   $   181,901    $   186,150
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                  $   162,903    $   167,257
         Accrued interest payable                                                          139            141
         Dividends payable                                                                 174            178
         Other liabilities                                                                 240            371
                                                                                   -----------    -----------
                                                                                       163,456        167,947
                                                                                   -----------    -----------
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                                      -              -
         Common stock, $.01 par value, 10,000,000 shares
           authorized,  3,062,139 shares issued and 2,330,134
           shares outstanding at June 30, 1999 and 3,031,646
           shares  issued and 2,301,713 shares outstanding at
           December 31, 1998                                                                31             30
         Paid-in capital                                                                 7,638          7,502
         Retained earnings                                                              15,745         15,622
         Deferred compensation obligation                                                1,243          1,199
         Deferred compensation treasury stock (152,103 shares at
           June 30, 1999 and 150,031 shares at December 31, 1998)                       (1,396)        (1,373)
         Treasury stock, at cost, 579,902 shares at June
           30, 1999, and December 31, 1998                                              (3,752)        (3,752)
         Unearned compensation                                                            (989)        (1,064)
         Unrealized (loss) gain on securities available
           for sale, net                                                                   (75)            39
                                                                                   -----------    -----------
                                                                                        18,445         18,203
                                                                                   -----------    -----------
                                                                                   $   181,901    $   186,150
                                                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share amounts)

                                             Three Months Ended        Six Months Ended
                                                   June 30,                June 30,
                                             -------------------       ----------------
                                               1999         1998         1999       1998
                                               ----         ----         ----       ----
INTEREST INCOME:
         Interest and fees on loans       $    2,496   $    2,705   $    4,976   $    5,402
         Interest and dividends on
           securities                            362          399          661          846
         Other interest income                   357          279          782          515
                                          ----------   ----------   ----------   ----------
           Total interest income               3,215        3,383        6,419        6,763
                                          ----------   ----------   ----------   ----------
INTEREST EXPENSE:
         Interest on deposits                  1,646        1,807        3,425        3,626
                                          ----------   ----------   ----------   ----------
           Total interest expense              1,646        1,807        3,425        3,626
                                          ----------   ----------   ----------   ----------
  Net interest income                          1,569        1,576        2,994        3,137
         Provision for loan losses                28           29           57           58
                                          ----------   ----------   ----------   ----------
  Net interest income after
    provision for loan losses                  1,541        1,547        2,937        3,079
                                          ----------   ----------   ----------   ----------
NONINTEREST INCOME:
         Fees and other noninterest
           income                                230          204          469          396
                                          ----------   ----------   ----------   ----------
NONINTEREST EXPENSE:
         Salaries and employee benefits          712          701        1,362        1,359
         Office building and equipment
           expenses                              157          141          304          282
         Deposit insurance expense                19           22           38           44
         Amortization of goodwill                 27           27           54           54
         Other operating expenses                329          294          633          593
                                          ----------   ----------   ----------   ----------
           Total noninterest expenses          1,244        1,185        2,391        2,332
                                          ----------   ----------   ----------   ----------
  Income before income taxes                     527          566        1,015        1,143
         Provision for income taxes              194          190          371          381
                                          ----------   ----------   ----------   ----------
  NET INCOME                              $      333   $      376   $      644   $      762
                                          ==========   ==========   ==========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC               2,400,787    2,321,010    2,393,622    2,228,051
                                          ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE                  $      .14   $      .16   $      .27   $      .34
                                          ==========   ==========   ==========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED             2,476,106    2,447,685    2,470,880    2,350,262
                                          ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE                $      .13   $      .15   $      .26   $      .32
                                          ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE              $      .07   $    .1325   $      .21   $    .1925
                                          ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 1999 and 1998
            (Dollar amounts in thousands, except per share amounts)

                                                                                                             Unrealized
                                                                               Deferred                     Gain (Loss)
                                                                    Deferred    Compen-                    on Securities
                                                                     Compen-    sation            Unearned   Available     Compre-
                                     Common   Paid-In   Retained     sation    Treasury Treasury   Compen-    for Sale,    hensive
                                      Stock   Capital   Earnings    Obligation   Stock    Stock    sation       Net         Income
                                      -----   -------   --------    ----------   -----    -----    ------       ---        --------
BALANCE, December 31, 1997         $    14    $ 6,676   $14,968    $        -    $      -  $(4,320)  $   (26)   $     12

     Net income                          -          -       762             -           -        -         -           -    $   762
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $3                    -          -         -             -           -        -         -           5          5
                                                                                                                            -------
     Comprehensive income                -          -         -             -           -        -         -           -    $   767
                                                                                                                            =======
     Amortization of unearned
         compensation                    -          -         -             -           -        -        59           -
     Awards under stock plans            1        206         -             -           -        -      (207)          -
     Dividends declared ($.1925
         per share)                      -          -      (471)            -           -        -         -           -
     Exercise of stock options           -         45         -             -           -        -         -           -
     Stock issued under Dividend
         Reinvestment Plan               1         71         -             -           -        -         -           -
     Issuance of treasury stock
         to Employee Stock
         Ownership Plan                  -        382         -             -           -      568      (950)          -
     ESOP change in value                -          2         -             -           -        -         -           -
     Two-for-one stock split            14        (14)        -             -           -        -         -           -
                                   -------     ------   --------       -------    -------  -------   -------      ------
BALANCE, June 30, 1998             $    30     $7,368   $ 15,259       $     -    $     -  $(3,752)  $(1,124)     $   17
                                   =======     ======   ========       =======    =======  =======   =======      ======

BALANCE, December 31, 1998         $    30     $7,502   $ 15,622       $1,199     $(1,373) $(3,752)  $(1,064)     $   39

     Net income                          -          -        644            -           -        -         -           -    $   644
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $84                   -          -          -            -           -        -         -        (114)      (114)
                                                                                                                            -------
     Comprehensive income                -          -          -            -           -        -         -           -    $   530
                                                                                                                            =======
     Amortization of unearned
         compensation                    -          -          -            -           -        -        75           -
     Dividends declared ($.21
         per share)                      -          -       (521)           -           -        -         -           -
     Exercise of stock options           -         60          -            -           -        -         -           -
     Stock issued under Dividend
         Reinvestment Plan               1         89          -            -           -        -         -           -
     Amortization of Deferred
         Compensation Plan
         Obligation                      -          -          -           21           -        -         -           -
     Addition to Deferred
         Compensation Plan               -          -          -           23         (23)       -         -           -
     ESOP change in value                -        (13)         -            -           -        -         -           -
                                   -------     ------   --------       -------    -------  -------   -------      ------
BALANCE, June 30, 1999             $    31     $7,638   $ 15,745       $ 1,243    $(1,396) $(3,752)  $  (989)     $  (75)
                                   =======     ======   ========       =======    =======  =======   =======      ======

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                  Six Months Ended
                                                                                        June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1999      1998
                                                                                     ----      ----
  Net income                                                                      $    644    $    762
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
     Depreciation                                                                      130         129
     Amortization of unearned compensation and deferred compensation
       obligation                                                                      109          59
     Amortization of purchase premiums, net                                             99          69
     Accretion of deferred income (expense), net                                      (139)          3
     Provision (credit) for deferred income taxes                                        -        (258)
     Provision for loan losses                                                          57          58
     Loan fees (cost) deferred, net                                                    196          13
     (Gain) loss on sale of real estate, net                                           (26)         12
     Origination of loans held for sale                                             (8,003)    (12,613)
     Proceeds from loans held for sale                                               9,453      12,017
     Amortization of goodwill                                                           54          54
     Change in assets and liabilities:
         (Increase) decrease in accrued interest receivable                           (105)        123
         (Increase) decrease in other assets                                          (188)       (185)
         (Increase) decrease in current income taxes receivable                        436           -
         Increase (decrease) in accrued interest payable                                (2)        (14)
         Increase (decrease) in current income taxes payable                             -         (23)
         Increase (decrease) in other liabilities                                     (131)        (77)
                                                                                  --------    --------
           Net cash provided by operating activities                                 2,584         129
                                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available for sale                          1,800       4,738
  Purchase of securities available for sale                                         (7,252)     (1,249)
  Proceeds from maturities and payments received on securities held to maturity      6,330       4,836
  Purchase of securities held to maturity                                           (5,000)       (552)
  Proceeds from sale of real estate and repossessed assets                             668         162
  Net loan repayments (originations)                                                (2,351)      2,918
  Capital expenditures                                                                (229)        (28)
                                                                                  --------    --------
         Net cash provided by (used in) investing activities                        (6,034)     10,825
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                              (4,354)        979
  Proceeds from exercise of stock options                                               60          47
  Dividends paid                                                                      (525)       (445)
  Proceeds from dividend reinvestment                                                   89          69
                                                                                  --------    --------
         Net cash provided by (used in) financing activities                        (4,730)        650
                                                                                  --------    --------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                  (8,180)     11,604
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    43,635      20,080
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 35,455    $ 31,684
                                                                                  ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
     Income taxes                                                                 $     20    $    672
     Interest                                                                        3,427       3,640
  Noncash transactions-
     Transfer of loans receivable to real estate
       owned                                                                           169         386
     Declaration of cash dividends                                                     173         170
     Recording of deferred compensation                                                 23           -
     Noncash compensation under stock plans                                              -         207

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

The accompanying condensed consolidated financial statements as of June 30, 1999 (unaudited), and December 31, 1998, and for the three and six months ended June 30, 1999 and 1998 (unaudited), include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

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

2. EARNINGS AND DIVIDENDS PER SHARE:

Earnings per share for the three and six months ended June 30, 1999 and 1998, respectively, were as follows:

                              Three Months                            Three Months
                           Ended June 30, 1999                     Ended June 30, 1998
                      -----------------------------------      ---------------------------------
                                 Dilutive                                Dilutive
                                Effect of                               Effect of
                                 Options                                 Options
                       Basic      Issued         Diluted        Basic     Issued      Diluted
                       -----      ------         -------        -----     ------      -------
Net income            $ 333,000      ---        $ 333,000      $ 376,000       ---     $ 376,000
Shares available to
 common shareholders  2,400,787   75,319        2,476,106      2,321,010   126,675     2,447,685
                      ---------   ------        ---------      ---------   -------     ---------
Earnings per share    $    0.14      ---        $    0.13      $    0.16       ---     $    0.15
                      =========   ======        =========      =========   =======     =========

                               Six Months                              Six Months
                           Ended June 30, 1999                     Ended June 30, 1998
                      -----------------------------------      ---------------------------------
                                 Dilutive                                Dilutive
                                Effect of                               Effect of
                                 Options                                 Options
                       Basic      Issued         Diluted        Basic     Issued        Diluted
                       -----      ------         -------        -----     ------        -------
Net income            $ 644,000        ---      $ 644,000      $ 762,000       ---      $ 762,000
Shares available to
 common shareholders  2,393,622     77,258      2,470,880      2,228,051   122,211      2,350,262
                      ---------     ------      ---------      ---------   -------      ---------
Earnings per share    $    0.27        ---      $    0.26      $    0.34       ---      $    0.32
                      =========     ======      =========      =========   =======      =========

Dividends declared for the quarter ended June 30, 1999, consisted of a $.07 per share quarterly dividend and for the six months ended June 30, 1999, consisted of $.14 per share quarterly dividends and a $.07 per share special dividend.

3. SEGMENT DISCLOSURE:

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and six months ended June 30, 1999 and 1998.

                                           Three Months Ended June 30, 1999
                                ------------------------------------------------------
                                   Banking     Holding                        Total
                                 Operations    Company     Eliminations      Company
                                 ----------    -------     ------------      -------
                                                   (In thousands)
Net interest income            $    1,546     $     23      $        -      $    1,569
Provision for loan losses              28            -               -              28
Noninterest income                    230            -               -             230
Noninterest expense                 1,116          128               -           1,244
                               ----------     --------      ----------      ----------
  Income before income
      taxes                           632         (105)              -             527
Income tax expense                    229          (35)              -             194
                               ----------     --------      ----------      ----------
     Net income                $      403     $    (70)     $        -      $      333
                               ==========     ========      ==========      ==========
     Total assets              $  181,794     $ 18,446      $  (18,339)     $  181,901
                               ==========     ========      ==========      ==========

                                         Three Months Ended June 30, 1998
                                -------------------------------------------------------
                                   Banking     Holding                        Total
                                 Operations    Company     Eliminations      Company
                                 ----------    -------     ------------      -------
                                                   (In thousands)
Net interest income            $    1,540     $      36     $        -      $    1,576
Provision for loan losses              29             -              -              29
Noninterest income                    204             -              -             204
Noninterest expense                 1,071           114              -           1,185
                               ----------     ---------     ----------      ----------
  Income before income
    taxes                             644           (78)             -             566
Income tax expense                    216           (26)             -             190
                               ----------     ---------     ----------      ----------
     Net income                $      428     $     (52)    $        -      $      376
                               ==========     =========     ==========      ==========
     Total assets              $  179,662     $  17,798     $  (17,567)     $  179,893
                               ==========     =========     ==========      ==========

                                         Six Months Ended June 30, 1998
                                -------------------------------------------------------
                                   Banking     Holding                        Total
                                 Operations    Company     Eliminations      Company
                                 ----------    -------     ------------      -------
                                                   (In thousands)
Net interest income            $    2,946     $    48       $        -      $    2,994
Provision for loan losses              57           -                -              57
Noninterest income                    469           -                -             469
Noninterest expense                 2,175         216                -           2,391
                               ----------     -------       ----------      ----------
  Income before income
     taxes                          1,183        (168)               -           1,015
Income tax expense                    429         (58)               -             371
                               ----------     -------       ----------      ----------
     Net income                $      754     $  (110)      $        -      $      644
                               ==========     =======       ==========      ==========
     Total assets              $  181,794     $18,446       $  (18,339)     $  181,901
                               ==========     =======       ==========      ==========

                                           Six Months Ended June 30, 1998
                                -------------------------------------------------------
                                   Banking     Holding                        Total
                                 Operations    Company     Eliminations      Company
                                 ----------    -------     ------------      -------
                                                   (In thousands)
Net interest income            $    3,066     $    71       $        -      $    3,137
Provision for loan losses              58           -                -              58
Noninterest income                    396           -                -             396
Noninterest expense                 2,135         197                -           2,332
                               ----------     -------       ----------      ----------
  Income before income
     taxes                          1,269        (126)               -           1,143
Income tax expense                    428         (47)               -             381
                               ----------     -------       ----------      ----------
     Net income                $      841     $   (79)      $        -      $      762
                               ==========     =======       ==========      ==========
     Total assets              $  179,662     $17,798       $  (17,567)     $  179,893
                               ==========     =======       ==========      ==========

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

Comparison of Financial Condition as of June 30, 1999, and December 31, 1998

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash and cash equivalents decreased $8,180, or 18.7%, to $35,455 at June 30, 1999, from $43,635 at December 31, 1998. This decrease is primarily related to the decrease in deposits for the same period, net of an increase in loans and securities. The Banks had 14-month and 19-month special certificate of deposit programs and these certificates matured primarily during the first half of 1999. Some rate sensitive funds were not retained.

Securities available for sale and held to maturity increased $3,825, or 16.2%, to $27,410 at June 30, 1999, primarily due to purchases totaling $12,252 less securities totaling $8,130 either maturing, being called prior to maturity, or payments being received.

Loans receivable, net, at June 30, 1999, were $111,277, an increase of $2,068, or 1.9%, from $109,209 at December 31, 1998. The increase in loans receivable, net, was primarily due to an increase in the origination of mortgage loans that were retained in the Banks' portfolios.

The Company's consolidated allowance for loan losses decreased slightly to $1,071 at June 30, 1999, from $1,081 at December 31, 1998. This decrease of $10 was due to net charge-offs over recoveries of $67 offset by a provision of $57. Nonperforming loans, which includes nonaccruing loans and accruing loans delinquent ninety days or more, at June 30, 1999, decreased to $1,291, or 1.16% of loans receivable, from $1,735, or 1.48% of loans receivable at December 31, 1998. At June 30, 1999, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $224 at June 30, 1999, a decrease of $500 from December 31, 1998, as a result of the sale of several properties during the six months ended June 30, 1999.

Deposits  decreased $4,354, or 2.6%, to $162,903 at June 30, 1999, from $167,257 at December 31, 1998. The decrease in deposits is primarily the result of the maturity of certificates of deposit generated in special programs as previously discussed.

The Company had stockholders' equity of $18,445 as of June 30, 1999, an increase of $242, or 1.3%, from $18,203 as of December 31, 1998. The primary components of the change were net income for the six months ended June 30, 1999, of $644 less dividends of $.21 per share totaling $521.

Liquidity and Capital Resources

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At June 30, 1999, the Banks had commitments to originate and fund loans of $8.6 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at June 30, 1999, was 23.8%, which exceeded the applicable regulatory requirement. Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 1999.


                                        First Federal          First State            The Company
                                        -------------          -----------            -----------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital:
Stockholders' Equity less goodwill   $ 12,234      9.20%    $  3,535     7.51%     $ 17,266     9.49%
Minimum Required                        5,320      4.00%       1,884     4.00%        7,276     4.00%
                                     --------   -------     --------   ------      --------   ------
Excess                               $  6,914      5.20%    $  1,651     3.51%     $  9,990     5.49%
                                     ========   =======     ========   ======      ========   ======
Total Capital:
Tier 1 Capital plus allowances
  for loan losses                    $ 13,027     16.65%    $  3,814    14.50%     $ 18,337    16.89%
Minimum Required                        6,259      8.00%       2,104     8.00%        8,683     8.00%
                                     --------   -------     --------   ------      --------   ------
Excess                               $  6,768      8.65%    $  1,710     6.50%     $  9,654     8.89%
                                     ========   =======     ========   ======      ========   ======
Total Risk-weighted Assets           $ 78,238               $ 26,300               $105,438
                                     ========               ========               ========

LEVERAGE RATIO
Tier 1 Capital                       $ 12,234      9.20%    $  3,535     7.51%     $ 17,266     9.49%
Minimum Leverage Requirement            5,320      4.00%       1,884     4.00%        7,276     4.00%
                                     --------   -------     --------   ------      --------   ------
Excess                               $  6,914      5.20%    $  1,651     3.51%     $  9,990     5.49%
                                     ========   =======     ========   ======      ========   ======

TANGIBLE CAPITAL RATIO
Tangible Capital                     $12,234       9.20%            N/A                    N/A
Tangible Capital Requirement           1,995       1.50%
                                     -------      -----
Excess                               $10,239       7.70%
                                     =======      =====

As of June 30, 1999, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended June 30, 1999 and 1998

Net income for the three months ended June 30, 1999, was $333, a decrease of $43, or 11.4%, from net income of $376 for the three months ended June 30, 1998. The decrease was primarily attributable to an increase in noninterest expense related to upgrades in technology including preparation for Year 2000.

Interest Income

Total interest income decreased $168, or 5.0%, to $3,215 for the three months ended June 30, 1999. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 7.7%, from 8.2% for the corresponding quarter of the previous year, offset by a slight increase in the average balance of interest-earning assets.

Interest Expense

Interest expense for the quarter ended June 30, 1999, was $1,646, a decrease of $161, or 8.9%, to $1,646 from the quarter ended June 30, 1998. The decrease was primarily the result of a decrease in the average rate paid on deposits for the three months ended June 30, 1999, to 4.0% from 4.6% for the corresponding quarter of the previous year, net of a slight increase in the average balance of deposits.

Net Interest Income

Net interest income for the quarter ended June 30, 1999, was $1,569 compared to $1,576 for the quarter ended June 30, 1998. The average net interest spread increased slightly to 3.7% for the three months ended June 30, 1999, from 3.6% for the same period in the prior year. The net interest margin was 3.8% for the three months ended June 30, 1999 and June 30, 1998.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a provision of $28 during the quarter ended June 30, 1999. The Banks' allowances for loan losses were based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income

Noninterest income during the quarter ended June 30, 1999, increased $26, to $230, from the June 30, 1998, level of $204. The increase in noninterest income is primarily the result of an increase in secondary market fees for loans sold.

Noninterest Expenses

Noninterest expenses during the quarter ended June 30, 1999, increased $59 to $1,244 from the June 30, 1998, level of $1,185. Increases in noninterest expense are related to upgrades in technology including preparation for Year 2000.

Income Taxes

The provision for income taxes increased $4, or 2.1%, to $194 for the quarter ended June 30, 1999, as compared to the corresponding quarter in 1998.

Results  of  Operations - Comparison  of  the Six Months Ended June 30, 1999 and
1998

Net income for the six months ended June 30, 1999, was $644, a decrease of $118, from net income of $762 for the six months ended June 30, 1998. The decrease was primarily attributable to a decrease in the Banks' interest rate spread because of a higher liquidity position on average during the current year.

Interest Income

Total interest income decreased $344, or 5.1%, to $6,419 for the six months ended June 30, 1999. This decrease was primarily the result of a decrease in the average yield on the interest-earning assets to 7.6% during the six months ended June 30, 1999, from 8.2% during the six months ended June 30, 1998. The decrease was partially offset by an increase in the average balance of interest-earning assets during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998.

Interest Expense

Interest expense for the six months ended June 30, 1999, decreased $201, or 5.5%, to $3,425, from $3,626 during the six months ended June 30, 1998. This decrease was primarily attributable to a reduction in the average rate paid on deposits to 4.2% for the six month period ended June 30, 1999, compared to 4.6% for the same period a year ago.

Net Interest Income

Net interest income for the six months ended June 30, 1999, decreased $142, or 4.6%, to $2,937, from $3,079 for the six months ended June 30, 1998. This decrease was due primarily to a decrease in the average net interest spread to 3.4% for the six months ended June 30, 1999, from 3.6% for the six months ended June 30, 1998. The net interest margin decreased to 3.5% in the six months ended June 30, 1999, from 3.8% in the six months ended June 30, 1998.

Provision for Loan Losses

The Company's consolidated allowances for loan losses are based on management's evaluation of possible losses inherent in the loan portfolios. Among other factors, management considers historical loss experience, current economic conditions, distribution of the loan portfolios by risk class and the estimated value of the underlying collateral. The allowances for loan losses were increased by provisions totaling $57 for the six months ended June 30, 1999. These provisions were recorded to maintain the allowances for loan losses at adequate levels based on management's best estimates.

Noninterest Income

Noninterest income for the six months ended June 30, 1999, totaled $469 as compared to $396 for the six months ended June 30, 1998. The increase in noninterest income is primarily the result of an increase in secondary market fees for loans sold.

Noninterest Expenses

Noninterest expenses during the six months ended June 30, 1999, increased $59 to $2,391 from the fiscal 1998 level of $2,332. The increase in noninterest expense is partially related to upgrades in technology including preparation for Year 2000.

Income Taxes

The provision for income taxes decreased $10, to $371 for the six months ended June 30, 1999, as compared to the corresponding period of the prior year. The decreased tax expense was due to the decrease in pretax income.

Year 2000

The Company has addressed, and will continue to address, the issue of Year 2000, which relates to software originally being written using a two digit format rather than a four digit format to represent the year. The date change format requires modification to some software and computer systems so that dates beyond December 31, 1999, will be properly recognized. The Banks have formed committees to assess, test, prepare and overview the applicable software, equipment and related technologies related to Year 2000 readiness. This assessment covered both information technology systems and non-information technology systems.

The Banks rely primarily upon a third party processor and other vendors rather than internally-generated software. Based on the analysis of software and equipment, in addition to ongoing discussions with vendors, the Company believes that upgrades, modifications or conversion of software planned by the Company and the third party vendors will properly address the Year 2000 issue. The third party processor, which processes all customer related data, has represented to the Banks that the testing of the software had been substantially completed at June 30, 1999. The Banks have adopted Year 2000 Test Plans and have conducted testing and evaluated results. Management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company.

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

The Banks are educating and assisting customers in identifying their Year 2000 issues. It has been determined that this is a relatively low risk area in that the Banks' commercial customers have a minimal reliance on computers to conduct business.

Total Year 2000 costs include such items as payroll costs, upgrading existing software applications, replacing certain hardware and customer awareness program materials. The Banks do not have a system that specifically tracks all costs and time spent on the Year 2000 issue. The Company is in the process of estimating total expense related to Year 2000. Externally generated expenses incurred during the quarter ended June 30, 1999, are not considered significant.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 1999, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 1999, the Company held the 1999 Annual Meeting of Stockholders. The election of James B. Koikos, E. H. Moore, Jr. and James E. Mulkin as directors was submitted to a vote of the stockholders. The following is the result of the vote:

                                       For            Withheld
                                       ---            --------
           James B. Koikos           2,146,092         97,800
           E. H. Moore, Jr.          2,146,092         97,800
           James E. Mulkin           2,146,092         97,800

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

                                    FIRSTFED BANCORP, INC.

Date: August 9, 1999                \s\ B. K. Goodwin, III
      ------------------------      ----------------------------------
                                    B. K. Goodwin, III,
                                    Chairman of the Board,
                                    Chief Executive Officer
                                    and President

Date: August 9, 1999                \s\ Lynn J. Joyce
      ------------------------      -------------------------------------
                                    Lynn J. Joyce
                                    Chief Financial Officer, Vice
                                    President, Secretary and
                                    Treasurer