Form 10QSB
period 1999-09-30
FIRSTFED BANCORP INC
filed 1999-11-10
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

     YES X     NO __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at October 30, 1999
-----------------------------                   -------------------------------
Common Stock, $.01 par value                            2,489,680 shares

Transitional Small Business Disclosure Format
(Check one):

     YES __     NO    X

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998..............................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998...........................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.......................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998...............................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION....................................................8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14

ITEM 5.  OTHER INFORMATION...................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................14

SIGNATURES...................................................................15

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

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollar amounts in thousands)

                                                               September 30,  December 31,
ASSETS                                                            1999            1998
                                                                  ----            ----
Cash and Cash Equivalents:
     Cash on hand and in banks                                 $     7,591    $     6,385
     Interest-bearing deposits in other banks                        5,969          6,025
     Federal funds sold                                             15,425         31,225
                                                               -----------    -----------
                                                                    28,985         43,635
                                                               -----------    -----------
Securities available for sale, at fair value                        12,773          6,609
Loans held for sale                                                    504          2,219
Securities held to maturity, at amortized cost, fair
     value of $19,361 and $17,180, respectively                     19,476         16,976
Loans receivable, net                                              112,242        109,209
Land, buildings and equipment, net                                   3,164          3,065
Goodwill                                                             1,227          1,308
Real estate owned                                                      155            724
Accrued interest receivable                                          1,420          1,345
Other assets                                                         1,375          1,060
                                                               -----------    -----------
                                                               $   181,321    $   186,150
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                       $   161,685    $   167,257
     Accrued interest payable                                          166            141
     Dividends payable                                                 174            178
     Other liabilities                                                 576            371
                                                               -----------    -----------
                                                                   162,601        167,947
                                                               -----------    -----------
Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none outstanding                                     --             --
     Common stock, $.01 par value, 10,000,000 shares
       authorized,  3,066,656 shares issued and 2,331,969
       shares outstanding at  September  30, 1999 and
       3,031,646 shares issued and 2,301,713 shares
       outstanding at December 31, 1998                                 31             30
     Paid-in capital                                                 7,673          7,502
     Retained earnings                                              15,949         15,622
     Deferred compensation obligation                                1,280          1,199
     Deferred compensation treasury stock (154,785 shares at
       September 30, 1999 and 150,031 shares at December
       31, 1998)                                                    (1,420)        (1,373)
     Treasury stock, at cost, 579,902 shares at September
       30, 1999, and December 31, 1998                              (3,752)        (3,752)
     Unearned compensation                                            (952)        (1,064)
     Unrealized (loss) gain on securities available
       for sale, net                                                   (89)            39
                                                               -----------    -----------
                                                                    18,720         18,203
                                                               -----------    -----------
                                                               $   181,321    $   186,150
                                                               ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share amounts)

                                            Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                          -----------------------   ----------------------
                                               1999        1998        1999          1998
                                               ----        ----        ----          ----
INTEREST INCOME:
         Interest and fees on loans       $    2,516   $    2,679   $    7,492   $    8,081
         Interest and dividends on
           securities                            444          400        1,105        1,246
         Other interest income                   324          296        1,106          811
                                          ----------   ----------   ----------   ----------
           Total interest income               3,284        3,375        9,703       10,138
                                          ----------   ----------   ----------   ----------
INTEREST EXPENSE:
         Interest on deposits                  1,614        1,835        5,039        5,461
                                          ----------   ----------   ----------   ----------
           Total interest expense              1,614        1,835        5,039        5,461
                                          ----------   ----------   ----------   ----------
  Net interest income                          1,670        1,540        4,664        4,677
           Provision for loan losses              29           28           86           86
                                          ----------   ----------   ----------   ----------
  Net interest income after
    provision for loan losses                  1,641        1,512        4,578        4,591
                                          ----------   ----------   ----------   ----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                234          203          703          598
                                          ----------   ----------   ----------   ----------
NONINTEREST EXPENSE:
         Salaries and employee benefits          738          648        2,100        2,007
         Office building and equipment
           expenses                              155          149          459          430
         Deposit insurance expense                18           22           56           66
         Amortization of goodwill                 27           27           81           81
         Other operating expenses                339          328          972          921
                                          ----------   ----------   ----------   ----------
           Total noninterest expense           1,277        1,174        3,668        3,505
                                          ----------   ----------   ----------   ----------
  Income before income taxes                     598          541        1,613        1,684

         Provision for income taxes              220          175          591          556
                                          ----------   ----------   ----------   ----------
  NET INCOME                              $      378   $      366   $    1,022   $    1,128
                                          ==========   ==========   ==========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC               2,406,485    2,347,828    2,397,957    2,320,638
                                          ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE                  $      .16   $      .16   $      .43   $      .49
                                          ==========   ==========   ==========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED             2,471,593    2,475,946    2,469,224    2,445,657
                                          ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE                $      .15   $      .15   $      .41   $      .47
                                          ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE              $      .07   $      .07   $      .28   $    .2650
                                          ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

                                                                                                           Unrealized
                                                                           Deferred                        Gain (Loss)
                                                               Deferred    Compen-                         on Securities
                                                               Compen-      sation               Unearned   Available    Compre-
                               Common   Paid-In   Retained     sation      Treasury  Treasury    Compen-    for Sale,    hensive
                               Stock    Capital   Earnings    Obligation    Stock      Stock     sation        Net       Income
                               -----    -------   --------    ----------    -----      -----     ------        ---       ------
BALANCE, December 31, 1997    $   14   $  6,676  $ 14,968     $       -    $     -   $ (4,320)   $   (26)   $      12
  Net income                       -          -     1,128             -          -          -          -            -    $ 1,128
  Change in unrealized gain
     (loss) on securities
     available for sale, net
     of tax of $3                  -          -         -             -          -          -          -           25         25
                                                                                                                         -------
  Comprehensive income             -          -         -             -          -          -          -            -    $ 1,153
                                                                                                                         =======
  Amortization of unearned
     compensation                  -          -         -             -          -          -        117            -
  Awards under stock plans         1        206         -             -          -          -       (207)           -
  Dividends declared ($.2625
     per share)                    -          -      (642)            -          -          -          -            -
  Exercise of stock options        -         84         -             -          -          -          -            -
  Stock issued under Dividend
     Reinvestment Plan             1        103         -             -          -          -          -            -
  Issuance of treasury stock
     to Employee Stock
     Ownership Plan                -        382         -             -          -        568       (950)           -
  ESOP change in value             -          8         -             -          -          -          -            -
  Two-for-one stock split         14        (14)        -             -          -          -          -            -
                              ------   --------  --------     ---------    -------   --------    -------    ---------

BALANCE, September 30, 1998   $   30   $  7,445  $ 15,454     $       -    $     -   $ (3,752)   $(1,066)   $      37
                              ======   ========  ========     =========    =======   ========    =======    =========

BALANCE, December 31, 1998    $   30   $  7,502  $ 15,622     $   1,199    $(1,373)  $ (3,752)   $(1,064)   $      39
  Net income                       -          -     1,022             -          -          -          -            -    $ 1,022
  Change in unrealized gain
      (loss) on securities
      available for sale, net
      of tax of $84                -          -         -             -          -          -          -         (128)      (128)
                                                                                                                         -------
  Comprehensive income             -          -         -             -          -          -          -            -    $   894
                                                                                                                         =======
  Amortization of unearned
      compensation                 -          -         -             -          -          -        112            -
  Dividends declared ($.28
      per share)                   -          -      (695)            -          -          -          -            -
  Exercise of stock options        -         60         -             -          -          -          -            -
  Stock issued under Dividend
      Reinvestment Plan            1        124         -             -          -          -          -            -
  Amortization of Deferred
      Compensation Plan
      Obligation                   -          -         -            34          -          -          -            -
  Addition to Deferred
      Compensation Plan            -          -         -            47        (47)         -          -            -
  ESOP change in value             -        (13)        -             -          -          -          -            -
                              ------   --------  --------     ---------    -------   --------    -------    ---------
BALANCE, September 30, 1999   $   31   $  7,673  $ 15,949     $   1,280    $(1,420)  $ (3,752)   $  (952)   $     (89)
                              ======   ========  ========     =========    =======   ========    =======    =========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1999         1998
                                                                                     ----         ----
  Net income                                                                      $  1,022    $  1,128
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
     Depreciation, amortization and accretion                                          350         492
     Provision for loan losses                                                          86          86
     Loan fees (cost) deferred, net                                                    240          25
     Loss on sale of real estate, net                                                   17          17
     Origination of loans held for sale                                            (10,498)    (16,103)
     Proceeds from loans held for sale                                              12,213      15,936
     Decrease (increase) in assets:
         Accrued interest receivable                                                   (75)         98
         Other assets                                                                 (220)       (493)
     Increase (decrease) in liabilities:
         Accrued interest payable                                                       25          19
         Income taxes payable                                                           --         (57)
         Other liabilities                                                             205        (145)
                                                                                  --------     -------
           Net cash provided by operating activities                                 3,365       1,003
                                                                                  --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available for sale                          2,800       6,211
  Purchase of securities available for sale                                         (9,184)     (2,549)
  Proceeds from maturities and payments received on securities held to maturity      7,376       7,340
  Purchase of securities held to maturity                                          (10,000)     (9,641)
  Proceeds from sale of real estate and repossessed assets                             768         446
  Net loan repayments (originations)                                                (3,393)      4,417
  Capital expenditures                                                                (296)       (290)
                                                                                  --------    --------
         Net cash provided by (used in) investing activities                       (11,929)      5,934
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                              (5,572)      2,237
  Proceeds from exercise of stock options                                               60          84
  Dividends paid                                                                      (699)       (610)
  Proceeds from dividend reinvestment                                                  125         104
                                                                                  --------    --------
           Net cash provided by (used in) financing activities                      (6,086)      1,815
                                                                                  --------    --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                 (14,650)      8,752
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    43,635      20,080
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 28,985    $ 28,832
                                                                                  ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
     Income taxes                                                                 $    404    $    866
     Interest                                                                        5,014       5,442
  Noncash transactions-
     Transfer of loans receivable to real estate
       owned                                                                           216         523
     Declaration of cash dividends                                                     174         327
     Recording of deferred compensation                                                 47          --
     Noncash compensation under stock plans                                             --         207

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

1. BASIS OF PRESENTATION:
   ---------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and First State
Corporation ("FSC"), which in turn is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks".

The accompanying condensed consolidated financial statements as of September 30, 1999 (unaudited), and December 31, 1998, and for the three and nine months ended September 30, 1999 and 1998 (unaudited), include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

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

2. EARNINGS AND DIVIDENDS PER SHARE:
   --------------------------------

Earnings per share for the three and nine months ended September 30, 1999 and 1998, respectively, were as follows:

                                              Three Months                             Three Months
                                          Ended September 30, 1999                Ended September 30, 1998
                               -------------------------------------    -----------------------------------------
                                              Dilutive                               Dilutive
                                              Effect of                              Effect of
                                               Options                                Options
                                   Basic       Issued       Diluted        Basic       Issued         Diluted
                                   -----       ------       -------        -----       ------         -------
Net income                    $  378,000           ---    $  378,000   $  366,000         ---       $  366,000
Shares available to
  common shareholders          2,406,485        65,108     2,471,593    2,347,828     128,118        2,475,946
                              ----------     ---------    ----------   ----------   ---------      -----------
Earnings per share            $     0.16           ---    $     0.15   $     0.16         ---      $      0.15
                              ==========     =========    ==========   ==========   =========      ===========

                                        6

                                               Nine Months                            Nine Months
                                          Ended September 30, 1999                Ended September 30, 1998
                               -------------------------------------    -----------------------------------------
                                              Dilutive                               Dilutive
                                              Effect of                              Effect of
                                               Options                                Options
                                   Basic       Issued       Diluted        Basic       Issued         Diluted
                                   -----       ------       -------        -----       ------         -------
Net income                    $1,022,000           ---    $1,022,000   $1,128,000          ---      $1,128,000
Shares available to
   common shareholders         2,397,957        71,267     2,469,224    2,320,638      125,019       2,445,657
                              ----------     ---------    ----------   ----------    ---------      ----------
Earnings per share            $     0.43           ---    $     0.41   $     0.49          ---      $     0.47
                              ==========     =========    ==========   ==========    =========      ==========

Dividends declared for the quarter ended September 30, 1999, consisted of a $.07 per share quarterly dividend and for the nine months ended September 30, 1999, consisted of $.21 per share quarterly dividends and a $.07 per share special dividend.

3.  SEGMENT DISCLOSURE:
    ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and nine months ended September 30, 1999 and 1998.

                               Three Months Ended September 30, 1999
                            --------------------------------------------
                              Banking    Holding                  Total
                            Operations   Company   Eliminations  Company
                            ----------   -------   ------------  -------
                                           (In thousands)

Net interest income         $  1,648   $     22    $     --    $  1,670
Provision for loan losses         29         --          --          29
Noninterest income               234         --          --         234
Noninterest expense            1,118        159          --       1,277
                            --------   --------    --------    --------
    Income before income
        taxes                    735       (137)         --         598
Income tax expense               267        (47)         --         220
                            --------   --------    --------    --------
    Net income              $    468   $    (90)   $     --    $    378
                            ========   ========    ========    ========
    Total assets            $181,000   $ 19,103    $(18,782)   $181,321
                            ========   ========    ========    ========


                               Three Months Ended September 30, 1998
                            --------------------------------------------
                              Banking    Holding                  Total
                            Operations   Company   Eliminations  Company
                            ----------   -------   ------------  -------
                                           (In thousands)

Net interest income         $  1,509   $     31    $     --    $  1,540
Provision for loan losses         28         --          --          28
Noninterest income               203         --          --         203
Noninterest expense            1,082         92          --       1,174
                            --------   --------    --------    --------
    Income before income
        taxes                    602        (61)         --         541
Income tax expense               195        (20)         --         175
                            --------   --------    --------    --------
    Net income              $    407   $    (41)   $     --    $    366
                            ========   ========    ========    ========
    Total assets            $181,217   $ 18,385    $(18,168)   $181,434
                            ========   ========    ========    ========

                                Nine Months Ended September 30, 1999
                            --------------------------------------------
                              Banking    Holding                  Total
                            Operations   Company   Eliminations  Company
                            ----------   -------   ------------  -------
                                           (In thousands)

Net interest income         $  4,594   $     70    $     --    $  4,664
Provision for loan losses         86         --          --          86
Noninterest income               703         --          --         703
Noninterest expense            3,296        372          --       3,668
                            --------   --------    --------    --------
     Income before income
         taxes                 1,915       (302)         --       1,613
Income tax expense               696       (105)         --         591
                            --------   --------    --------    --------
     Net income             $  1,219   $   (197)   $     --    $  1,022
                            ========   ========    ========    ========
     Total assets           $181,000   $ 19,103    $(18,782)   $181,321
                            ========   ========    ========    ========

                                Nine Months Ended September 30, 1998
                            --------------------------------------------
                              Banking    Holding                  Total
                            Operations   Company   Eliminations  Company
                            ----------   -------   ------------  -------
                                           (In thousands)

Net interest income         $  4,575   $    102    $     --    $  4,677
Provision for loan losses         86         --          --          86
Noninterest income               598         --          --         598
Noninterest expense            3,216        289          --       3,505
                            --------   --------    --------    --------
     Income before income
         taxes                 1,871       (187)         --       1,684
Income tax expense               622        (66)         --         556
                            --------   --------    --------    --------
     Net income             $  1,249   $   (121)   $     --    $  1,128
                            ========   ========    ========    ========
     Total assets           $181,217   $ 18,385    $(18,168)   $181,434
                            ========   ========    ========    ========

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

Comparison  of Financial  Condition as of September  30, 1999,  and December 31,
1998
--------------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash and cash equivalents decreased $14,650, or 33.6%, to $28,985 at September 30, 1999, from $43,635 at December 31, 1998. This decrease is primarily related to the increase in securities available for sale and held to maturity. Cash held in fed funds at December 31, 1998, were invested to increase yield while still managing interest rate risk.

Securities available for sale and held to maturity increased $8,664, or 36.7%, to $32,249 at September 30, 1999, primarily due to purchases totaling $19,184 less securities totaling $10,176 either maturing, being called prior to maturity, or payments being received.

Loans receivable, net, at September 30, 1999, were $112,242, an increase of $3,033, or 2.8%, from $109,209 at December 31, 1998. The increase in loans receivable, net, was primarily due to an increase in the origination of mortgage loans that were retained in the Banks' portfolios.

The Company's consolidated allowance for loan losses decreased slightly to $1,048 at September 30, 1999, from $1,081 at December 31, 1998. This decrease of $33 was due to net charge-offs over recoveries of $119 offset by a provision of $86. Nonperforming loans, which includes nonaccruing loans and accruing loans delinquent ninety days or more, at September 30, 1999, decreased to $1,513, or 1.35% of loans receivable, from $2,525, or 2.31% of loans receivable at December 31, 1998. At September 30, 1999, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $155 at September 30, 1999, a decrease of $569 from December 31, 1998, primarily as a result of the sale of several properties during the nine months ended September 30, 1999, that were held at December 31, 1998.

Deposits decreased $5,572, or 3.3%, to $161,685 at September 30, 1999, from $167,257 at December 31, 1998. The decrease in deposits is primarily the result of the maturity of rate sensitive certificates of deposit and fluctuations in NOW account balances.

The Company had stockholders' equity of $18,720 as of September 30, 1999, an increase of $517, or 2.8%, from $18,203 as of December 31, 1998. The primary components of the change were net income for the nine months ended September 30, 1999, of $1,022 less dividends of $.28 per share totaling $695.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At September 30, 1999, the Banks had commitments to originate and fund loans of $8.4 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at September 30, 1999, was 23.8%, which exceeded the applicable regulatory requirement. Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of September 30, 1999.

                                              First Federal              First State                The Company
                                              -------------              -----------                -----------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital:
Stockholders' Equity less goodwill            $12,614    9.55%           $ 3,668   7.72%         $  17,582    9.70%
Minimum Required                                5,285    4.00%             1,901   4.00%             7,253    4.00%
                                              -------   -----            -------  -----          ---------   -----
Excess                                        $ 7,329    5.55%           $ 1,767   3.72%         $  10,329    5.70%
                                              =======   =====            =======  =====          =========   =====
Total Capital:
Tier 1 Capital plus allowances
  for loan losses                             $13,381   16.20%           $ 3,948  14.83%         $  18,629   16.70%
Minimum Required                                6,609    8.00%             2,130   8.00%             8,783    8.00%
                                              -------   -----            -------  -----          ---------   -----
Excess                                        $ 6,772    8.20%           $ 1,818   6.83%         $   6,921    8.70%
                                              =======   =====            =======  =====          =========   =====
Total Risk-weighted Assets                    $82,613                    $26,619                 $ 109,782
                                              =======                    =======                 =========

LEVERAGE RATIO
Tier 1 Capital                                $12,614    9.55%           $ 3,668   7.72%         $  17,582    9.70%
Minimum Leverage Requirement                    5,285    4.00%             1,901   4.00%             7,253    4.00%
                                              -------   -----            -------  -----          ---------   -----
Excess                                        $ 7,329    5.55%           $ 1,767   3.72%         $  10,329    5.70%
                                              =======   =====            =======  =====          =========   =====

TANGIBLE CAPITAL RATIO
Tangible Capital                              $12,614    9.55%                  N/A                       N/A
Tangible Capital Requirement                    1,982    1.50%
                                              -------   -----
Excess                                        $10,632    8.05%
                                              =======   =====

As of September 30, 1999, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

Net income for the three months ended September 30, 1999, was $378, an increase of $12, or 3.3%, from net income of $366 for the three months ended September 30, 1998. The increase was primarily attributable to an increase in net interest income, offset by a slight increase in nonoperating expense.

Interest Income
---------------

Total interest income decreased $91, or 2.7%, to $3,284 for the three months ended September 30, 1999. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 8.0%, from 8.1% for the corresponding quarter of the previous year, combined with a slight decrease in the average balance of interest-earning assets.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 1999, was $1,614, a decrease of $221, or 12.0%, from $1,835 for the quarter ended September 30, 1998. The decrease was primarily the result of a decrease in the average rate paid on deposits for the three months ended September 30, 1999, to 4.2% from 4.6% for the corresponding quarter of the previous year, in addition to a decrease in the average balance of deposits.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 1999, was $1,670 compared to $1,540 for the quarter ended September 30, 1998. The average net interest spread increased to 3.8% for the three months ended September 30, 1999, from 3.5% for the same period in the prior year. The net interest margin was 4.0% for the three months ended September 30, 1999, and 3.7% for the three months ended September 30, 1998.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $29 during the quarter ended September 30, 1999. The Banks' allowances for loan losses were based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income during the quarter ended September 30, 1999, increased $31, to $234, from the September 30, 1998, level of $203. The increase in noninterest income is primarily the result of an increase in secondary market fees for loans sold.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended September 30, 1999, increased $103 to $1,277 from the September 30, 1998, level of $1,174. Increases in noninterest expense are primarily related to upgrades in technology including preparation for Year 2000.

Income Taxes
------------

The provision for income taxes increased $45, or 25.7%, to $220 for the quarter ended September 30, 1999, as compared to the corresponding quarter in 1998. The increased tax expense was the result of the increase in pretax income.

Results of Operations - Comparison of the Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

Net income for the nine months ended September 30, 1999, was $1,022, a decrease of $106, from net income of $1,128 for the nine months ended September 30, 1998. The decrease was primarily attributable to a slight increase in noninterest expense which is partially related to the upgrades in technology including preparation for Year 2000.

Interest Income
---------------

Total interest income decreased $435, or 4.3%, to $9,703 for the nine months ended September 30, 1999. This decrease was primarily the result of a decrease in the average yield on the interest-earning assets to 7.7% during the nine months ended September 30, 1999, from 8.1% during the nine months ended September 30, 1998. The decrease was partially offset by an increase in the average balance of interest-earning assets during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998.

Interest Expense
----------------

Interest expense for the nine months ended September 30, 1999, decreased $422, or 7.7%, to $5,039, from $5,461 during the nine months ended September 30, 1998. This decrease was primarily attributable to a reduction in the average rate paid on deposits to 4.1% for the nine month period ended September 30, 1999, compared to 4.5% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 1999, decreased $13, or 0.3%, to $4,664, from $4,677 for the nine months ended September 30, 1998. The amount was basically unchanged because the average net interest spread for the nine months ended September 30, 1999, and for the nine months ended September 30, 1998, remained unchanged at 3.6%. The net interest margin decreased to 3.7% in the nine months ended September 30, 1999, from 3.8% in the nine months ended September 30, 1998.

Provision for Loan Losses
-------------------------

The Company's consolidated allowances for loan losses are based on management's evaluation of possible losses inherent in the loan portfolios. Among other factors, management considers historical loss experience, current economic conditions, distribution of the loan portfolios by risk class and the estimated value of the underlying collateral. The allowances for loan losses were increased by provisions totaling $86 for the nine months ended September 30, 1999. These provisions were recorded to maintain the allowances for loan losses at adequate levels based on management's best estimates.

Noninterest Income
------------------

Noninterest income for the nine months ended September 30, 1999, totaled $703 as compared to $598 for the nine months ended September 30, 1998. The increase in noninterest income is primarily the result of an increase in secondary market fees for loans sold.

Noninterest Expenses
--------------------

Noninterest expenses during the nine months ended September 30, 1999, increased $162 to $3,668 from the fiscal 1998 level of $3,505. The increase in noninterest expense is partially related to upgrades in technology including preparation for Year 2000.

Income Taxes
------------

The provision for income taxes increased $35, to $591 for the nine months ended September 30, 1999, as compared to the corresponding period of the prior year. The increased tax expense was due to a slight increase in the rate used to determined the tax provision.

Year 2000
---------

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

The Banks rely primarily upon a third party processor and other vendors rather than internally-generated software. Based on the analysis of software and equipment, in addition to ongoing discussions with vendors, the Company believes that upgrades, modifications or conversion of software planned by the Company and the third party vendors will properly address the Year 2000 issue. The third party processor, which processes all customer related data, has represented to the Banks that the testing of the software had been substantially completed at September 30, 1999. The Banks have adopted Year 2000 Test Plans and have conducted testing and evaluated results. Management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company.

Additionally, the Company has assessed the readiness of various suppliers of other services. There can be no guarantee, however, that the systems of these outside parties will be Year 2000 compliant on a timely basis. In turn, this could result in disruption to the operations of the Company.

The Banks have adopted a Year 2000 Contingency Plan which would replace its computerized operations with a manual system, if necessary. The Banks have substantially completed testing of the Year 2000 Contingency Plan as of September 30, 1999.

The Banks are educating and assisting customers in identifying their Year 2000 issues. It has been determined that this is a relatively low risk area in that the Banks' commercial customers have a minimal reliance on computers to conduct business.

Total Year 2000 costs include such items as payroll costs, upgrading existing software applications, replacing certain hardware and customer awareness program materials. The Banks do not have a system that specifically tracks all costs and time spent on the Year 2000 issue. The Company is in the process of estimating total expense related to Year 2000. Externally generated expenses incurred during the quarter ended September 30, 1999, are not considered significant.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 1999, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                        FIRSTFED BANCORP, INC.


Date: November 11, 1999                 \s\ B. K. Goodwin, III
                                        ----------------------------------------
                                            B. K. Goodwin, III,
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and President

Date: November 11, 1999                 \s\ Lynn J. Joyce
      -------------------------         ----------------------------------------
                                            Lynn J. Joyce
                                            Chief Financial Officer, Vice
                                            President, Secretary and Treasurer