Form 10KSB
period 1999-12-31
FIRSTFED BANCORP INC
filed 2000-03-27
CIK 876947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999


                         Commission file number: 0-19609


                               FirstFed Bancorp.
                        ------------------------------
                 (Name of Small Business Issuer in Its Charter)


        Delaware                                        63-104864
        --------------------                            ----------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)


   1630 Fourth Avenue North Bessemer, Alabama.                         35020
   --------------------------------------------                      ---------
     (Address of Principal Executive Offices)                        (Zip Code)


Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock par value $.01 per share
                                (Title of Class)

                                 (205) 428-8472
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                No [_]


         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended December 31, 1999 were $13,368,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market March 9, 2000, was $16,508,183.

         As of March 15, 2000, there were issued and outstanding 2,509,487 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999, are incorporated by reference into Parts I and II of this Form 10-KSB.

(2) Portions of the Proxy Statement for the December 31, 1999, Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS



PART I.

         ITEM I.  Description of Business                                   Page

                     The Company...............................................1
                     First Federal Savings Bank................................1
                     First State Bank of Bibb County...........................1
                     Key Operating Data........................................2
                     Average Balances, Yields Earned and Rates Paid............3
                     Rate/Volume Analysis......................................4
                     Asset/Liability Management................................5
                     Lending Activities........................................7
                     Investment Activities....................................13
                     Deposits, Borrowings and Other Sources of Funds..........15
                     Competition..............................................16
                     Regulation, Supervision and Governmental Policy..........16
                     Taxation.................................................17
                     Personnel . . . . . . . . . . . . . . . . ........ . . . 17

         ITEM 2.  Description of Property.....................................18

         ITEM 3.  Legal Proceedings...........................................19

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........19

PART II.

         ITEM 5.  Market for Common Equity and Related Stockholder Matters....19

         ITEM 6.  Management's Discussion and Analysis or Plan of Operation...19

         ITEM 7.  Financial Statements........................................19

         ITEM 8.  Changes In and Disagreements With Accountants on
                         Accounting and Financial Disclosure..................19

PART III.

         ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act....19

         ITEM 10. Executive Compensation......................................19

         ITEM 11. Security Ownership of Certain Beneficial Owners
                  and Management..............................................19

         ITEM 12. Certain Relationships and Related Transactions..............20

         ITEM 13. Exhibits, List and Report on Form 8-K.......................20


                                       i.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS:

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

The Company's assets consist primarily of its investment in the Banks and liquid investments. It engages in no significant activity, except through the Banks' operations. The Company had total assets of $171,247,000, total deposits of $151,579,000 and stockholders' equity of $18,980,000 at December 31, 1999.

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

                               KEY OPERATING DATA

The following table summarizes certain key operating ratios for the year ended December 31, 1999, and the nine months ended December 31, 1998.

                                           Year Ended         Nine Months Ended
                                       December 31, 1999      December 31, 1998

Return on average assets                       .77%                .79% (1)
Return on average equity                      7.56%               8.04% (1)
Average equity to average assets             10.86%               9.86%
Dividend payout ratio                           63%                 62%

(1) Net income for the nine months ended December 31, 1998, was annualized to calculate these ratios.

                 AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for the year ended December 31, 1999, and the nine months ended December 31, 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual delinquent loans. For further discussion, see "Management's Discussion and Analysis" in the Company's December 31, 1999, Annual Report to Stockholders (the "Annual Report").


                                                        Year Ended              Nine Months Ended
                                                    December 31, 1999           December 31, 1998
                                                  ---------------------    --------------------------
                                                  Average                     Average
                                                  Balance      Interest       Balance        Interest
                                                  -------      --------       -------        --------
                                                                    (In thousands)
Interest-earning assets:
  Loans                                          $ 110,977     $ 10,003      $ 116,914     $   8,031
  Securities                                        26,102        1,594         26,080         1,131
  Other interest-earning assets                     26,957        1,335         23,890           916
                                                 ---------    ---------      ---------      --------

Total interest-earning assets                      164,037       12,932        166,884        10,078
Non-interest-earning assets                         18,127                      15,377
                                                 ---------                  ----------
  Total assets                                   $ 182,163                   $ 182,261
                                                 =========                   =========

Interest-bearing liabilities:
  Deposits                                       $ 161,115    $   6,607      $ 161,949     $   5,466
  Other borrowings                                      --           --             --            --
                                                 ---------    ---------      ---------      --------
Total interest-bearing liabilities                 161,115        6,607        161,949         5,466
Non-interest bearing liabilities                     2,485           --          2,371            --
                                                 ---------    ---------      ---------     --------
                                                              $   6,325                     $   4,612
                                                              =========                     =========
  Total liabilities                                163,600                     164,320
Stockholders' equity                                18,563                      17,941
                                                 ---------                   ---------
  Total liabilities and stockholders' equity     $ 182,163                   $ 182,261
                                                 =========                   =========


                                               Year            Nine Months
                                              Ended               Ended
                                         December 31, 1999  December 31, 1998(1)
                                        ------------------  --------------------
Yield on:
  Loans                                       9.01%               9.16%
  Securities                                  6.11                5.78
  Other interest-earning assets               4.95                5.11
     All interest-earning assets              7.88                8.05

Rate paid on:
  Deposits                                    4.10                4.50
  Other borrowings                              --                  --
     All interest-bearing liabilities         4.10                4.50

Interest rate spread (2)                      3.78%               3.55%
                                         ==========          ==========

Net yield (3)                                 3.86%               3.68%
                                         ==========          ==========

(1) The yields and rates for the nine months ended December 31, 1998, were calculated by annualizing the interest for the nine months ended December 31, 1998, in the table above.

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

Net interest income increased $1,713,000 for the year ended December 31, 1999, compared to the nine months ended December 31, 1998. Interest income and interest expense for the nine months ended December 31, 1998, were annualized to prepare the following rate/volume analysis to properly reflect the changes in volume and rate which occurred during the period.


                                                                  Year Ended                     Nine Months Ended
                                                              December 31, 1998                  December 31, 1999
                                                                    Versus                         (Annualized)
                                                              Nine Months Ended                       Versus
                                                              December 31, 1998                     Year Ended
                                                                (Annualized)                      March 31, 1998
                                                     ---------------------------------     -------------------------------
                                                       Volume        Rate          Net      Volume        Rate         Net
                                                     ---------      ------        -----    --------      ------       ----
                                                                                       (In thousands)
Increase (decrease) in interest earned on:

     Loans                                            $(1,584)  $     880     $   (704)    $  (579)    $   202     $  (377)
     Securities                                             1          84           85        (164)       (116)       (280)
Other interest-earning assets                             148         (34)         114         618         (41)        577
                                                    ---------  ----------    ----------   ---------   ---------     ------
     Total                                             (1,435)        930         (505)       (125)         45         (80)
                                                     --------  ----------    ----------   ---------   ---------     -------

Decrease (increase) in interest paid on:

     Deposits                                             376         306          682        (217)        180         (37)
     Other borrowings                                       -           -            -          19          18          37
                                                   ---------- -----------  -----------   ----------  ----------  ---------
     Total                                                376         306          682        (198)        198           -
                                                     --------    --------    ---------    ---------   --------- ----------

     Net (decrease) increase in net
       interest income                                $(1,059)    $ 1,236     $    177     $  (323)      $ 243     $   (80)
                                                      =======     =======     ========     ========      ======    ========

ASSET/LIABILITY MANAGEMENT

The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis than their interest-earning assets. The Banks have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of their assets and liabilities. The Banks' strategies are intended to stabilize net interest income for the long-term by protecting their interest rate spread against fluctuations in market interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage ("ARM") loans secured by one-to-four-family residences and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and undertaking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At December 31, 1999, the Banks' cumulative one-year gap is negative and a period of rising interest rates could have an adverse effect on earnings. However, management believes that the Banks' strong capital positions are sufficient to protect the Banks from the negative effects of interest rate changes on net income.

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

Interest Rate Sensitivity Analysis

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Banks. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.


                                                                              At December 31, 1999
                                                  -------------------------------------------------------------------------------
                                                  Within         91 To        181 Days      1 Year         3 Years     5 Years
                                                  90 Days      180 Days      To 1 Year    To 3 Years     To 5 Years   To 10 Years
                                                  -------      --------      ---------    ----------     ----------   -----------
                                                                 (Dollars in thousands) Interest-earning assets:
         Loans receivable (2) ...............    $ 32,156      $ 18,695      $ 31,135      $ 17,683      $ 11,026      $  5,602
         Securities (1) .....................       2,366         1,368         3,515         6,713        13,766         1,030
         Cash investments ...................      11,705            --            --            --            --            --
                                                 --------      --------      --------      --------      --------      --------
Total interest-earning assets ...............      46,227        20,063        34,650        24,396        24,792         6,632
                                                 --------      --------      --------      --------      --------      --------
Interest-bearing liabilities:
         Savings accounts (3) ...............      25,728            --            --            --            --            --
         Transaction accounts (3) ...........      30,862            --            --            --            --            --
Certificate accounts ........................      18,197        18,756        28,059        17,408        12,569            --
                                                 --------      --------      --------      --------      --------      --------
Total interest-bearing liabilities ..........      74,787        18,756        28,059        17,408        12,569            --
                                                 --------      --------      --------      --------      --------      --------
Interest sensitivity gap per period .........    $(28,560)     $  1,307      $  6,591      $  6,988      $ 12,223      $  6,632
                                                 ========      ========      ========      ========      ========      ========

Cumulative interest sensitivity gap .........    $(28,560)     $(27,253)     $(20,662)     $(13,674)     $ (1,451)     $  5,181
                                                 ========      ========      ========      ========      ========      ========

Percentage of cumulative gap to total assets       (16.68)%      (15.91)%      (12.07)%       (7.98)%       (0.85)%        3.03%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities ...........       61.81%        70.87%        83.01%        90.16%        99.04%       103.42%


                                                            At December 31, 1999
                                                   -------------------------------------
                                                    10 Years        Over
                                                   To 20 Years    20 Years       Total
                                                   -----------    --------    ----------
                                              (Dollars in thousands) Interest-earning assets:
         Loans receivable (2) ...............       $  1,477     $  2,908     $120,682
         Securities (1) .....................            448        2,002       31,208
         Cash investments ...................             --           --       11,705
                                                    --------     --------     --------
Total interest-earning assets ...............          1,925        4,910      163,595
                                                    --------     --------     --------
Interest-bearing liabilities:
         Savings accounts (3) ...............             --           --       25,728
         Transaction accounts (3) ...........             --           --       30,862
Certificate accounts ........................             --           --       94,989
                                                    --------     --------     --------
Total interest-bearing liabilities ..........             --           --      151,579
                                                    --------     --------     --------
Interest sensitivity gap per period .........       $  1,925     $  4,910     $ 12,016
                                                    ========     ========     ========

Cumulative interest sensitivity gap .........       $  7,106     $ 12,016     $ 12,016
                                                    ========     ========     ========

Percentage of cumulative gap to total assets            4.15%        7.02%        7.02%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities ...........         104.69%      107.93%      107.93%


(1) Includes $12,383 in securities available-for-sale; such securities are reflected in the above table based on their contractual maturity.

(2) Includes $255 in loans held for sale; such loans are reflected in the above table in the within 90 days category.

(3) Assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are not sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced.

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

Commercial Real Estate Lending

Loans secured by commercial real estate totaled approximately $14.7 million, or 12.88% of the Banks' total loan portfolio, at December 31, 1999. Commercial real estate loans are generally originated in amounts up to 65% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by each Bank. The Banks' commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 1999, most are located within 100 miles of the Banks' office locations and were made to local customers of the Banks. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates generally based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates and may carry prepayment penalties.

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

Construction Lending

The Banks have several construction loan programs. At December 31, 1999, the Banks had $15.8 million in construction loans outstanding or 13.1% of the Banks' loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $5.2 million was undisbursed at December 31, 1999, and consisted of loans to individuals for construction of residential properties. The Banks presently charge adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection.

Consumer Lending

As community-oriented lenders, the Banks offer certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $11.1 million or 9.72% of the Banks' total loan portfolio at December 31, 1999. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk.

Home Equity Lending

Home equity loans may be made not to exceed 80% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At December 31, 1999, the outstanding home equity loan balance was $5.4 million.

Commercial Lending

The Banks originate commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Banks' respective market areas. Commercial loans are adjustable rate loans and are generally secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $11.7 million or 10.2% of the Banks' total loan portfolio at December 31, 1999.

Analysis of Loan Portfolio

The following table sets forth the composition of the Banks' mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated. At December 31, 1999, the Banks had no concentrations of loans exceeding 10% of total loans that are not disclosed below.


                                                        December 31,                        December 31,
                                                           1999                                1998
                                                  ------------------------            ----------------------
                                                                  Percent                            Percent
                                                                    of                                 of
                                                   Amount          Total              Amount          Total
                                                   ------        ---------            ------         -------
                                                                      (Dollars in thousands)
Mortgage Loans:
         One-to-four family residential        $  83,164            72.69%     $  83,399             76.37%
         Commercial real estate .......           14,731            12.88         13,251             12.13
                                               ---------           ------      ---------            ------

Total mortgage loans ..................           97,895            85.57         96,650             88.50
                                               ---------           ------      ---------            ------

Consumer loans:
         Savings accounts .............              926              .81            962               .88
         Other ........................           10,191             8.91          8,336              7.63
                                               ---------           ------      ---------            ------

Total consumer loans ..................           11,117             9.72          9,298              8.51
                                               ---------           ------      ---------            ------

Commercial loans ......................           11,670            10.20          8,970              8.21
                                               ---------           ------      ---------            ------

         Total loans receivable .......          120,682           105.49        114,918            105.22
                                               ---------           ------      ---------            ------

Less:
         Undisbursed portion of

            mortgage loans ............            5,211             4.55          4,601              4.21
         Escrow, net ..................               19              .02             (5)               --
         Allowance for loan losses ....            1,038              .91          1,081               .99
         Net deferred loan fees .......               10              .01             32               .02
                                               ---------           ------      ---------            ------
                                                   6,278             5.49          5,709              5.22
                                               ---------           ------      ---------            ------

              Loans receivable, net ...        $ 114,404           100.00%     $ 109,209            100.00%
                                               =========           ======      =========            ======

Loan Maturity

The following table shows the maturity of the Banks' loan portfolio at December 31, 1999, based upon contractual maturity.


                                                             December 31, 1999
                              --------------------------------------------------------------------------------

                                One-to-Four
                                  Family          Commercial
                                Residential      Real Estate         Consumer       Commercial
                                   Loans            Loans              Loans          Loans            Total
                              --------------  ---------------       -----------    -------------     ---------
                                                                (In thousands)
Amounts Due:
  One year or less              $ 30,102        $   4,043         $   8,003        $   7,807       $    49,955
  One year through 5 years         6,816            2,125             2,444            1,325            12,710
  After 5 years                   46,246            8,563               670            2,538            58,017
                               ---------       ----------       -----------       ----------       -----------
                                $ 83,164         $ 14,731          $ 11,117         $ 11,670           120,682
                                ========         ========          ========         ========

Less:
  Undisbursed portion of mortgages                                                                       5,211
  Net deferred loan fees                                                                                    10
  Allowance for loan losses                                                                              1,038
  Escrow, net                                                                                               19
                                                                                                  ------------

Loans receivable, net                                                                               $  114,404
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

The following table sets forth at December 31, 1999, the dollar amount of loans due after December 31, 2000, based upon contractual maturity dates, and whether such loans have fixed interest rates or adjustable interest rates:

                                                Due After December 31, 2000
                                                ---------------------------

                                            Fixed         Adjustable      Total
                                           --------      ------------    ------
                                                        (In thousands)

Mortgage Loans:
  One-to-four family                       $ 11,539      $ 41,523      $ 53,062
  Commercial real estate                      2,536         8,152        10,688
                                           --------     ---------    ----------

       Total mortgage loans                  14,075        49,675        63,750
                                           --------     ---------     ---------

Consumer loans                                3,114            --         3,114
                                           --------     ---------    ----------

Commercial loans                              2,883           980         3,863
                                           --------     ---------    ----------

       Total loans receivable, gross       $ 20,072     $ 50,655       $ 70,727
                                           ========     ========       ========

Loan Origination, Commitment and Other Loan Fees

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

Loan Delinquencies, Nonperforming Assets and Classified Assets

The Banks consider nonperforming assets to include nonaccruing loans, accruing loans delinquent 90 days or more, and real estate owned. The Banks' policies are to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Banks obtain title of the real estate securing the loan in foreclosure proceedings. At December 31, 1999, the Banks had no restructured loans within the meaning of Financial Accounting Standards Board Statement 15. The following table is an analysis of the Banks' nonperforming assets at December 31, 1999, and December 31, 1998.

                                                        12/31/99       12/31/98
                                                        --------      ---------
                                                         (Dollars in thousands)

      Nonaccrual loans                                $    308       $     659
      Accruing loans delinquent 90 days or more:
              Mortgage loans                             1,074           1,230
              Consumer loans                               587             257
              Commercial loans                              58             379
                                                    ----------       ---------
          Total non-performing loans                     2,027           2,525

      Real estate owned                                    709             724
                                                     ---------        --------

          Total non-performing assets                  $ 2,736         $ 3,249
                                                       =======         =======

      Allowance for uncollected interest             $      26       $      22
                                                     =========       =========

      Non-performing assets to total assets               1.60%           1.74%
                                                      ========       =========

      Non-performing loans to total loans, net            1.77%           2.31%
                                                      ========       =========

At December 31, 1999, there were no loans not included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at December

31, 1999, would have increased by approximately $26,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for the year ended December 31, 1999, was approximately $15,000.

Allowance for Loan Losses

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

The following table sets forth information regarding the Banks' allowance for loan losses for the year ended December 31, 1999, and the nine months ended December 31, 1998.

                                                             Year           Nine Months
                                                             Ended            Ended
                                                            12/31/99         12/31/98
                                                           ----------       ---------
                                                                       (Dollars in thousands)

Balance at beginning of period                               $1,081         $1,106

Provision for loan losses                                       114             86

Charge-offs:
  Mortgage loans                                                 24             40
  Consumer loans                                                140             76
  Commercial loans                                               43             18
                                                             ------         ------

    Total Charge-offs                                           207            134
                                                             ------         ------

Recoveries:
  Mortgage loans                                                 19              2
  Consumer loans                                                 31             19
  Commercial loans                                               --              2
                                                             ------         ------

    Total Recoveries                                             50             23
                                                             ------         ------

Charge-offs, net of recoveries                                  157            111
                                                             ------         ------

Balance at end of period                                     $1,038         $1,081
                                                             ======         ======

Ratio of allowance for loan losses to total loans
  receivable at the end of period                               .91%           .99%
                                                             ======         ======

Ratio of allowance for loan losses to non-performing
  loans (1)                                                   60.38%         42.81%
                                                             ======         ======

Ratio of net charge-offs during the period to average
  loans outstanding during the period                           .15%           .11%
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

                                   December 31,                December 31,
                                      1999                        1998
                               --------------------       --------------------
                               Amount       Percent       Amount       Percent
                               ------       -------       ------       -------
                                                       (Dollars in thousands)

        Mortgage              $  629         60.6%        $  599         55.4%
        Consumer                 319         30.7            347         32.1
        Commercial                90          8.7            135         12.5
                              ------        -----         ------        -----

                 Total        $1,038        100.0%        $1,081        100.0%
                              ======        =====         ======        =====

Classified Assets

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its federal regulators, which can order the establishment of additional general or specific loss allowances. At December 31, 1999, the Banks had $25,000 of assets classified as loss, $117,000 of assets classified as doubtful, $2.9 million of assets classified as substandard, and no assets designated as special mention. The Banks' total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 1.8% of the Banks' total assets at December 31, 1999. At that date, primarily all of the Banks' classified assets were one-to-four family residences and commercial mortgage loans in the Banks' market areas.

INVESTMENT ACTIVITIES

The Banks have investments in mortgage-backed securities and have, at times, made such investments as an alternative to mortgage lending. All of the mortgage-backed securities in the portfolio are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of December 31, 1999, ranging from 4.20% to 9.50%. At December 31, 1999, mortgage-backed securities totaled $7.0 million or 4.1% of total assets.

At December 31, 1999, the Banks had 23.56% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Banks hold cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks and federal funds sold, the latter being generally sold for one day periods.

The Boards of Directors set the investment policy of each Bank. These policies dictate that investments will be made based on the following criteria in order of importance: regulatory liquidity requirements, return on investment, and acceptable levels of interest rate risk and credit risk. The Banks' policies authorize investment in various types of liquid assets permissible under applicable regulations, which include United States Government obligations, securities of various federal or federally-sponsored agency obligations, certain municipal obligations, certain certificates of deposit of Board-approved banks and savings institutions and federal funds sold. The Banks' policies are to account for the investments as held-to-maturity or available-for-sale based on intent and ability.

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Banks' investment securities, both held-to-maturity and available-for-sale, at December 31, 1999. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.

                                                             After One Through     After Five Through
                                  One Year or Less              Five Years            Ten Years              After Ten Years
                              -------------------------   ---------------------- ----------------------  ----------------------
                                              Weighted                 Weighted               Weighted                Weighted
                                Amortized     Average     Amortized    Average    Amortized    Average    Amortized    Average
                                   Cost        Yield        Cost        Yield       Cost        Yield       Cost        Yield
                              ------------   ---------- ------------  ---------- -----------  ---------- -----------  ---------
                                                                     (Dollars in thousands)
Interest bearing deposits        $ 6,455      4.25%        $    --         --%     $  --        --%       $  --        --%

Federal funds                      5,250      4.93              --         --         --        --           --        --

U.S. Government and agency
  securities (1)                   2,699      5.96          20,281       6.26        620      6.30        6,126      6.00

State, County and Municipal

  securities                          --        --             455       5.29        450      5.56           --       --

                                            Total
                               --------------------------------
                                                       Weighted
                                 Amortized    Fair     Average
                                   Cost       Value     Yield
                               ------------   -----   --------
                                      (Dollars in thousands)
Interest bearing deposits         $ 6,455     $ 6,455     4.25%

Federal funds                       5,250       5,250     4.93

U.S. Government and agency
  securities (1)                   29,726      29,183     6.18

State, County and Municipal

  securities                          905         921     5.42

(1) Includes securities held-to-maturity and available-for-sale. The securities are reflected in the above table based on their carrying value and contractual maturity. The weighted average yield does not include unrealized gains and losses on fair value of available-for-sale securities.

DEPOSITS, BORROWINGS AND OTHER SOURCES OF FUNDS

General

The Banks' primary sources of funds are deposits and principal, interest and dividend payments on loans, mortgage-backed securities and investments, as applicable.

Deposits

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

Average Balance and Average Rate of Deposits

The average balance of deposits and average rates are summarized for the periods indicated in the following table.

                                   Year Ended         Nine Months Ended
                                December 31, 1999     December 31, 1998
                                -----------------     -----------------
                              Amount    Rate           Amount     Rate
                              ------    ----           ------     ----
                                         (Dollars in thousands)
Transaction accounts        $ 33,070    1.44%        $ 30,896     1.59%
Savings accounts              26,132    2.72           25,778     2.93
Certificates                 101,913    5.33          105,275     5.77


Large Certificates of Deposit

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31,1999.

  Maturity Period                              Amount
  ---------------                            ----------
                                           (In thousands)
  Three months or less                       $  3,952
  Over three through six months                 3,224
  Over six through 12 months                    4,137
  Over 12 months                                8,350
                                             --------
     Total                                   $ 19,663
                                             ========

Borrowings

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

At December 31, 1999, there were no outside borrowings. First Federal has available a fed fund line of credit and reverse repurchase line which were not used during the year. The Banks had internal borrowings totaling $760,000 at December 31, 1999, which represented a loan associated with the Employee Stock Ownership Plan ("ESOP"). The Company is the lender on the ESOP loan and the loan is eliminated in consolidation.

COMPETITION

The Banks face strong competition both in making loans and in attracting deposits. A large number of financial institutions, including commercial banks, savings associations, credit unions, and other nonbank financial companies, compete in the greater Birmingham, Alabama, metropolitan area, in which the primary service areas of the Banks are located. Most of these companies are competitors of the Banks to varying degrees. The Banks also compete with many larger banks and other financial institutions that have offices over a wide geographic area.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

General

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

Supervision, regulation and examination of First Federal and First State by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Banks. The OTS and the FRB have adopted guidelines regarding the capital adequacy of institutions under their respective jurisdictions, which require such institutions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See Notes to Consolidated Financial Statements.

The Banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under the applicable regulations. In addition, under applicable provisions of the Federal Reserve Act and Alabama Law, the approval of the FRB and the Alabama Superintendent of Banks is required if the total of all the dividends declared by First State in any calendar year exceeds First State's net income as defined for that year combined with its retained net income for the preceding two calendar years. See Notes to Consolidated Financial Statements.

Financial Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring,  investing  for  others,  or  safeguarding  money  or  securities;
underwriting, and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and
(iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The GLB Act also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks. Most of the GLB Act's provisions have delayed effective dates and require the adoption of implementing regulations to implement the statutory provisions. Accordingly, at this time the Company is unable to predict the eventual impact of the GLB Act on its operations.

Effects of Governmental Policy

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

TAXATION

Federal Taxation

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal or First State. For federal income tax purposes, the Company reported its income and expenses on the accrual method of accounting under SFAS No. 109 "Accounting for Income Taxes" and files its federal income tax returns on a consolidated basis. For its taxable year ended December 31, 1999, the Company was subject to a maximum federal income tax rate of 34%. The Banks have not been audited by the Internal Revenue Service for any recent year subject to audit.

Corporate Alternative Minimum Tax

The Banks are subject to taxes based on alternative minimum taxable income ("AMTI") at a 20% tax rate. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). See Notes to Consolidated Financial Statements for additional information related to income taxes.

State and Local Taxation

The State of Alabama imposes a 6% excise tax on the earnings of financial institutions such as the Banks. The 6% excise tax also applies to the Company. In addition to the excise taxes, the State of Alabama imposes an annual state privilege tax for domestic and foreign corporations. The privilege tax is assessed on corporations doing business in the State of Alabama and is applied to each taxpayer's capital employed in the State of Alabama. Each corporation's investment in the capital of a taxpayer doing business in Alabama is excluded from the taxable base. The Company is subject to the Delaware franchise tax.

PERSONNEL

As of December 31, 1999, First Federal had 45 full-time employees and 4 part-time employees. At December 31, 1999, First State had 27 full-time employees and no part-time employees. The employees are not represented by a collective bargaining unit, and the Banks consider their relationship with the employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY:

First Federal conducts its business through its main office located in Bessemer, Alabama, and four branch offices located in Pelham, Hueytown, Hoover and Vance, Alabama. First State conducts its business through its main office located in West Blocton, Alabama, and two branch offices located in North Bibb and Centreville. The Company believes that the Banks' current facilities are adequate to meet the present and immediately foreseeable needs of the Banks and the Company. The following table sets forth information relating to each of the Banks' offices as of December 31, 1999, which totaled a net book value of $3,151,000. See also Notes 1 and 4 of the Notes to Consolidated Financial Statements.

                                            Leased
                                              Or               Date             Net Book Value at
First Federal  Locations                    Owned             Opened            December 31, 1999
--------------------------                  -----             ------            -----------------
                                                                                 (In thousands)
Main Office -
   1630 Fourth Avenue, No.                   Owned             1961                     $ 874 (3)
   Bessemer, Alabama 35020

Branches -
   1351 Hueytown Road

   Hueytown, Alabama 35023                   Owned             1966                        28 (3)

   Food World Plaza

   Pelham, Alabama 35124                    Leased (1)         1973                      N/A (2)

   1604 Montgomery Hwy.
   Hoover, Alabama 35216                     Owned             1992                       475 (3)

   18704 Highway 11, North

   Vance, Alabama 35490                      Owned             1997                       443 (3)

Other fixed assets, net                                                                   558

First State Locations

Main Office -
   Main Street                               Owned             1965                       287 (3)
   West Blocton, Alabama 35184

Branches -
   125 Birmingham Rd                         Owned             1979                       221 (3)
   Centreville, Alabama  35042

   Highway 5                                 Owned             1985                       212 (3)
   North Bibb, Alabama 35188

Other fixed assets, net                                                                    53
                                                                                      -------

   Total                                                                              $ 3,151
                                                                                      =======

----------------------------
(1)  The lease expires May 31, 2004.
(2)  The Bank's lease is classified as an operating lease.
(3)  Includes land, building and improvements.

ITEM 3. LEGAL PROCEEDINGS:

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At December 31, 1999, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see Notes to Consolidated Financial Statements in the Company's December 31, 1999 Annual Report to Stockholders (the "Annual Report").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The information contained under the section captioned "Proposal I--Election of Directors" in the Company's definitive proxy statement for the Company's annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. Information regarding Forms 3, 4 or 5 filers is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K:

(a) Exhibits-The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index:

         3.1 Certificate of Incorporation of FirstFed Bancorp, Inc. (A)
         3.2 Bylaws of FirstFed Bancorp.Inc. (A)
         4.0 Stock Certificate of FirstFed Bancorp, Inc. (A)
         10.01 First Federal Savings Bank Outside Directors' Recognition and Retention Plan and Trust Agreement (C)
         10.02 First Federal Savings Bank Recognition and Retention Plan and Trust Agreement "B" (C)
         10.03 FirstFed Bancorp, Inc. 1991 Incentive Stock Option Plan (C)
         10.04 FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors as amended (C)
         10.05 Form of Indemnification Agreement (B)
         10.06 FirstFed Bancorp, Inc. Deferred Compensation Plan, as amended (E)
         10.07 FirstFed Bancorp, Inc.Incentive Compensation Plan, as amended (D)
         10.08 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc. and B. K. Goodwin, III, as amended (D)
         10.09 Employment  Agreement dated January 1, 1996 by and between First
               Federal Savings Bank and B. K. Goodwin, III, as amended (D)
         10.10 Employment  Agreement  dated  January  1,  1996  by and  between
               FirstFed Bancorp, Inc., First Federal Savings Bank and C. Larry Seale, as amended (D)
         10.11 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and Lynn J. Joyce, as amended (D)
         10.12 FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan, as amended (D) 11.0 Statement of Computation of Earnings Per Share (F)
         13.0 December 31, 1999 Annual Report - Filed herewith only as to those portions of the Annual Report to stockholders for the year ended December 31, 1999, which are expressly incorporated herein by reference.
         21.0   Subsidiaries of the Registrant (filed herewith)
         23.0   Consent of Independent Public Accountants (filed herewith)

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

         E. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for nine months ended December 31, 1998.

         F. Incorporated herein by reference into this document from the December 31, 1999 Annual Report, Exhibit 13.0 hereto.

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTFED BANCORP, INC.

Date:     March 27, 2000                  /s/ B. K. Goodwin, III
         ----------------                 -----------------------
                                          B. K. Goodwin, III
                                          Chairman of the Board, Chief Executive
                                          Officer and President



In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. K. Goodwin, III                                         Date: March 27, 2000
------------------------------ Chairman of the Board,                -----------------------
B. K. Goodwin, III             Chief Executive Officer and
                               President

/s/ Lynn J. Joyce                                              Date: March 27,2000
------------------------------ Chief Financial Officer, Vice        ------------------------
Lynn J. Joyce                  President, Secretary and
                               Treasurer

/s/ Fred T. Blair              Director                        Date: March 27, 2000
------------------------------                                       -----------------------
Fred T. Blair



/s/ A. W. Kuhn                 Director                        Date: March 27, 2000
------------------------------                                       -----------------------
A. W. Kuhn



/s/ James B. Koikos            Director                        Date: March  27, 2000
------------------------------                                       -----------------------
James B. Koikos



/s/ Malcolm E. Lewis           Director                        Date: March  27,  2000
------------------------------                                       -----------------------
Malcolm E. Lewis

/s/ E. H. Moore, Jr.           Director                        Date: March  27, 2000
------------------------------                                       -----------------------
E. H. Moore, Jr.




/s/ James E. Mulkin            Director                        Date: March  27, 2000
------------------------------                                       -----------------------
James E. Mulkin




/s/ Robert E. Paden            Director                        Date: March  27, 2000
------------------------------                                       -----------------------
Robert E. Paden



/s/ G. Larry Russell           Director                        Date: March 27,  2000
------------------------------                                       -----------------------
G. Larry Russell

CONTENTS

LETTER TO STOCKHOLDERS....................................................2
REPORT OF INDEPENDENT PUBLIC
         ACCOUNTANTS......................................................3
CONSOLIDATED FINANCIAL STATEMENTS.........................................4
NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS.......................................................8
MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................25
COMMON STOCK DATA........................................................29
BOARDS OF DIRECTORS......................................................30
OFFICERS.................................................................31
COMPANY DATA.............................................................32

                                CORPORATE PROFILE

     FirstFed Bancorp, Inc. (the "Company") is a financial institution holding company located in Bessemer, Alabama. It serves portions of the greater Birmingham metropolitan area and counties to the south and west through its financial institution subsidiaries, First Federal Savings Bank ("First Federal") and First State Bank of Bibb County ("First State"). First Federal is a federally chartered savings bank originally chartered in 1936. First Federal conducts its business through five offices, one each in Bessemer, Hueytown, Pelham, Hoover and Vance, Alabama. First State is an Alabama chartered commercial bank that conducts its business through three offices, one each located in West Blocton, Centreville and North Bibb, Alabama.

LETTER TO STOCKHOLDERS

     To Our Stockholders:

     1999 has been another successful year for FirstFed Bancorp, Inc. I am pleased to report that one of our successes was completing the Year 2000 rollover with no significant problems. The Company dedicated considerable resources to Year 2000 readiness during the past couple of years, and such resources can now be allocated to new challenges.

     Another success of the Company was the reporting of net income for 1999 of $1.4 million. These operating results were obtained during a time of increasing pressure on interest rate spreads in the financial industry. Our net interest spread actually increased slightly as a result of steps we took in fiscal 1998 and 1999 to manage interest rate risk. The Company did experience a decline in deposits and assets during the year primarily due to year-end cash needs of customers and the movement of rate-sensitive funds. The result was an improvement in net income since the cost of funds decreased and investment yield increased.

     A special dividend was declared subsequent to year-end equal to a quarterly dividend of $.07 per share, payable on March 10, 2000. With total payments during the year of $.35 per share, the Company continues to pay dividends in excess of 50% of earnings which we believe provides a good return to our stockholders. It has been a volatile year for financial institution stocks; however, FirstFed continues to maintain a relatively stable stock price level.

     The Company will continue to focus its efforts on delivering successful financial results to our stockholders and personal banking services to our customers and community. We appreciate your confidence and interest in the Company.

                                               Sincerely,



                                               /S/ B. K. Goodwin, III
                                               ---------------------------
                                               B. K. Goodwin, III
                                               Chairman of the Board, Chief
                                               Executive Officer and President

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FirstFed Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of FirstFed Bancorp, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1999 and the nine months ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the nine months ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Birmingham, Alabama
February 4, 2000

                             FIRSTFED BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        As of December 31, 1999 and 1998

             (Dollar amounts in thousands, except per share amounts)



                                                                                 December 31,      December 31,
                                                                                    1999              1998
                                                                               ---------------     -----------
ASSETS Cash and cash equivalents:
     Cash on hand and in banks                                                      $  6,132        $  6,385
     Interest-bearing deposits in other banks                                          6,455           6,025
     Federal funds sold                                                                5,250          31,225
                                                                                    --------        --------
                                                                                      17,837          43,635
Securities available-for-sale                                                         12,383           6,609
Loans held for sale                                                                      255           2,219
Securities held-to-maturity, fair value of $18,602 and $17,180, respectively          18,825          16,976
Loans receivable, net of allowance for loan losses of $1,038 and $1,081,
     respectively                                                                    114,404         109,209
Land, buildings and equipment, less accumulated depreciation of
     $2,368 and $2,242, respectively                                                   3,151           3,065
Goodwill                                                                               1,200           1,308
Real estate owned                                                                        709             724
Accrued interest receivable                                                            1,603           1,345
Other assets                                                                             880           1,060
                                                                                    --------        --------
                                                                                    $171,247        $186,150
                                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

     Deposits                                                                       $151,579        $167,257
     Accrued interest payable                                                            147             141
     Dividend payable                                                                    175             178
     Other liabilities                                                                   366             371
                                                                                    --------       ---------
                                                                                     152,267        167,947
                                                                                    --------       ---------
Commitments and contingencies (Notes 3, 7, 8 and 9)

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none
         issued and outstanding                                                           --              --
     Common stock, $.01 par value, 10,000,000 shares authorized, 3,084,133 issued and 2,347,886 outstanding at December 31, 1999 and 3,031,646
         issued and 2,301,713 outstanding at December 31, 1998                            31              30
     Paid-in capital                                                                   7,773           7,502
     Retained earnings                                                                16,155          15,622

     Deferred compensation obligation (Note 7)                                         1,307           1,199
     Deferred compensation treasury stock (156,345 shares at December
         31, 1999 and 150,031 shares at December 31, 1998) (Note 7)                   (1,433)         (1,373)
     Treasury stock, at cost (579,902 shares at December 31, 1999
         and 1998)                                                                    (3,752)         (3,752)
     Unearned compensation                                                              (934)         (1,064)
     Accumulated other comprehensive income                                             (167)             39
                                                                                    --------       ---------
                                                                                      18,980          18,203
                                                                                    --------       ---------
                                                                                    $171,247        $186,150
                                                                                    ========        ========

The accompanying notes are an integral part of these consolidated statements.

                             FIRSTFED BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

For the Year Ended December 31, 1999 and the Nine Months Ended December 31, 1998
             (Dollar amounts in thousands, except per share amounts)

                                                           Year Ended       9 Months Ended
                                                          December 31,        December 31,
                                                              1999               1998
     Interest and fees on loans                            $   10,003        $    8,031
     Interest and dividends on securities                       1,594             1,131
     Other interest income                                      1,335               916
                                                           ----------        ----------
         Total interest income                                 12,932            10,078
                                                           ----------        ----------
INTEREST EXPENSE

     Interest on deposits                                       6,607             5,466
                                                           ----------        ----------
         Total interest expense                                 6,607             5,466
                                                           ----------        ----------
Net interest income                                             6,325             4,612
         Provision for loan losses                                114                86
                                                                             ----------

Net interest income after provision for loan losses             6,211             4,526
                                                           ----------        ----------

NONINTEREST INCOME

     Fees and other noninterest income                            936               620
                                                           ----------        ----------
         Total noninterest income                                 936               620
                                                           ----------        ----------
NONINTEREST EXPENSE

     Salaries and employee benefits                             2,804             1,994
     Office building and equipment expense                        615               437
     Amortization of goodwill                                     108                81
     Data processing expense                                      412               205
     Other operating expense                                      995               817
                                                           ----------        ----------
         Total noninterest expense                              4,934             3,534
                                                           ----------        ----------

     Income before provision for income taxes                   2,213             1,612
         Provision for income taxes                               810               530
                                                           ----------        ----------
NET INCOME                                                 $    1,403        $    1,082
                                                           ==========        ==========

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC                2,410,800         2,342,026
                                                           ==========        ==========
BASIC EARNINGS PER SHARE                                   $      .59        $      .46
                                                           ==========        ==========

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED              2,475,266         2,462,872
                                                           ==========        ==========
DILUTED EARNINGS PER SHARE                                 $      .56        $      .44
                                                           ==========        ==========

DIVIDENDS DECLARED PER SHARE                               $      .35        $    .2725
                                                           ==========        ==========

  The accompanying notes are an integral part of these consolidated statements.

                             FIRSTFED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 1999 and the Nine Months Ended December 31, 1998
             (Dollar amounts in thousands, except per share amounts)

                                                                               Deferred
                                                                              Accumulated
                                                                    Deferred   Compen-                           Other      Compre-
                                                                    Compen-    sation              Unearned      Compre-   hensive
                                  Common   Paid-In     Retained     sation    Treasury  Treasury    Compen-     hensive    Income
                                  Stock    Capital     Earnings   Obligation    Stock     Stock      sation      Income    (Note 1)
                                   ----------------   --------    ----------  ---------- -------  -----------  ----------- ---------
BALANCE, March 31, 1998           $  28   $ 7,084    $ 15,204      $     --   $     --   $ (3,752)    $ (948)   $    17
     Net income                      --        --       1,082            --         --         --         --         --      $ 1,082
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of  $8               --        --           -             -          -          -          -         22           22
                                                                                                                             -------
     Comprehensive income            --        --           -             -          -          -          -          -      $ 1,104
                                                                                                                             =======
     Amortization of unearned
         compensation                --        --           -             -          -          -        107          -
     Awards under stock plans         1       222           -             -          -          -       (223)         -
     Dividends declared ($.2725
         per share)                  --         -        (664)            -          -          -          -          -
     Exercise of stock options        1        89           -             -          -          -          -          -
     Change in stock value of
         Employee Stock

         Ownership Plan                         -          10             -                     -                     -            -
                                                -
     Recording of Deferred

         Compensation Plan           --         -           -         1,199     (1,373)         -          -          -
                                                -
     Stock issued under Dividend

         Reinvestment Plan                      -          97             -          -          -          -          -
                                  ------  -------   ---------      --------   --------   --------    -------     ------

BALANCE, December 31, 1998                     30       7,502        15,622      1,199     (1,373)    (3,752)    (1,064)         39
     Net income                         -       -                     1,403          -          -          -          -     $ 1,403
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $159                 -       -           -             -          -          -          -       (206)       (206)
                                                                                                                          ---------
     Comprehensive income               -       -           -             -          -          -          -          -     $ 1,197
                                                                                                                           ========

     Amortization of unearned
         compensation                   -       -           -             -          -          -        150          -
     Awards under stock plans           -      20           -             -          -          -        (20)         -
     Dividends declared ($.35
         per share)                     -       -        (870)            -          -          -          -          -
     Exercise of stock options          1     114           -             -          -          -          -          -
     Change in stock value of
         Employee Stock

         Ownership Plan                 -     (16)          -             -          -          -          -          -
     Purchase of Deferred
            Compensation Treasury       -       -           -            60        (60)         -          -          -
     Amortization of Deferred
         Compensation                   -       -           -            48          -          -          -          -
     Stock issued under Dividend
         Reinvestment Plan                      -         153             -          -          -          -          -
                                    ------ -------   ---------      --------   --------   --------    -------    ------
BALANCE, December 31, 1999          $   31 $ 7,773   $ 16,155      $  1,307   $ (1,433)  $ (3,752)   $  (934)   $ (167)
                                    ====== =======   =========      ========   ========   ========    =======    ======



 The accompanying notes are an integral part of these consolidated statements.

                             FIRSTFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Year Ended December 31, 1999 and the Nine Months Ended December 31,
                       1998 (Dollar amounts in thousands)


                                                                                         Year Ended     9 Months Ended
                                                                                        December 31,     December 31,
                                                                                            1999             1998
                                                                                      ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $  1,403         $  1,082
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Depreciation, amortization and accretion                                              399              279
         Provision (credit) for deferred income taxes                                         (118)            (111)
         Provision for loan losses                                                             114               86
         Loan fees deferred, net                                                               257              216
         Loss on sale of real estate, net                                                       30               25
          Origination of loans held for sale                                               (11,973)         (12,863)
         Proceeds from loans held for sale                                                  13,937           11,422
         Amortization of goodwill                                                              108               81
         Provision for deferred compensation                                                    60               --
     Decrease (increase) in assets:
         Accrued interest receivable                                                          (258)              54
         Other assets                                                                          457             (547)
     Increase (decrease) in liabilities:
         Accrued interest payable
                                                                                                 6              (56)
         Current income taxes payable                                                           --             (141)
          Other liabilities                                                                     (5)            (147)
                                                                                          --------         --------
             Net cash provided by (used in) operating activities                             4,417             (620)
                                                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of securities available-for-sale                               3,050            4,919
     Proceeds from maturities and payments received on securities held-to-maturity           8,012           12,170
     Purchase of securities held-to-maturity                                               (10,000)         (10,242)
     Purchase of securities available-for-sale                                              (9,184)          (2,299)
     Proceeds from sale of real estate and repossessed assets                                  796              392
     Net loan (originations) repayments                                                     (6,161)           7,810
     Capital expenditures                                                                     (385)            (356)
                                                                                          --------         --------
         Net cash (used in) provided by investing activities                               (13,872)          12,394
                                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in deposits, net                                                  (15,678)           4,398
     Proceeds from exercise of stock options                                                   115               90
     Proceeds from dividend reinvestment                                                       153               97
     Cash dividends paid                                                                      (873)            (635)
     Purchase of treasury stock for Deferred Compensation Plan                                 (60)            (174)
                                                                                          --------         --------
         Net cash (used in) provided by financing activities                               (16,343)           3,776
                                                                                          --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (25,798)          15,550
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            43,635           28,085
                                                                                          --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 17,837         $ 43,635
                                                                                          ========         ========



 The accompanying notes are an integral part of these consolidated statements.

                             FIRSTFED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Basis of Presentation

     FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and First State
Corporation ("FSC"). FSC is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks". There are no material assets in FSC except for the investment in First State. The accompanying consolidated financial statements include the accounts of the Company, First Federal, FSC and First State. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company changed its fiscal year-end from March 31 to December 31 of each year. This change was effective December 31, 1998. The following is a disclosure for the nine months ended December 31, 1997 (unaudited) as compared to the nine months ended December 31, 1998.

                                           Nine Months Ended

                                     12/31/98             12/31/97
                                    ----------           ---------
                                 (In thousands, except earnings per share)

Interest Income                       $10,078            $10,137
Net Interest Income                   $ 4,612            $ 4,667
Provision for Income Taxes            $   530            $   734
Net Income                            $ 1,082            $ 1,267
Basic Earnings Per Share              $   .46            $   .54
Diluted Earnings Per Share            $   .44            $   .52

     Nature of Operations

     The Banks, through eight branch offices located in Alabama, are engaged in a full range of banking services. Those services consist of providing various deposit opportunities to customers and originating primarily 1-4 family mortgage loans, and to a lesser extent commercial and installment loans, in portions of the Birmingham metropolitan areas and counties surrounding its south and west borders.

     Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The primary estimate herein is the allowance for loan losses.

     Securities

     The Company classifies securities as either trading, available-for-sale or held-to-maturity based on management's intent at the time of purchase and the

Company's ability to hold such securities to maturity. There are no securities classified as trading as of December 31, 1999 and 1998.

     Securities designated as available-for-sale are carried at fair value. The unrealized difference between amortized cost and fair value of securities available for sale is excluded from earnings and is reported net of deferred taxes as a component of stockholders' equity in accumulated other comprehensive income. This caption includes securities that management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

     Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and positive intent to hold these securities to maturity. Federal Home Loan Bank and Federal Reserve stock are required stock holdings and are carried at cost, as there is no market for these shares.

     Loans Held for Sale

     Loans held for sale are recorded at the lower of amortized cost or market value, as such loans are not intended to be held to maturity. As of December 31, 1999 and 1998, loans held for sale consisted of mortgage loans in the process of being sold to third-party investors.

     Loans Receivable

     Loans receivable are stated at unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Interest is credited to income based upon the recorded investment.

     An allowance is established for uncollectible interest on loans that are 90 days past due based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received and, in management's judgement, the borrower's ability to make periodic interest and principal payments has been demonstrated, in which case the loan is returned to accrual status.

     Allowance for Loan Losses

     The allowance for loan losses is maintained at levels which management considers adequate to absorb losses currently in the loan portfolio at each reporting date. Management's estimation of this amount includes a review of all loans for which full collectibility is not reasonably assured and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class, the estimated value of underlying collateral, and the balance of any impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans). Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from estimations; however, the allowance is reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. Specific allowances for impaired loans are based on comparisons of the carrying values of the loans to the present value of the loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market prices. The Company had no loans designated as impaired at either December 31, 1999 or 1998.

     Loan Origination Fees and Related Costs

     Nonrefundable fees associated with loan originations, net of direct costs associated with originating loans, are deferred and amortized over the contractual lives of the loans or the repricing period for certain loans using the level yield method. Such amortization is reflected in "Interest and fees on loans" in the accompanying consolidated statements of income.

     Loan commitment fees are recognized in income upon expiration of the commitment period, unless the commitment results in the loan being funded.

     Long-Lived Assets

     Land, buildings and equipment are stated at cost. Depreciation is provided at straight-line rates over the estimated service lives of the related property (15-50 years for building and improvements and 3-10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and improvements are capitalized and written off through depreciation and amortization charges. Equipment retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting therefrom is reflected in the consolidated statements of income.

     Goodwill is amortized on a straight-line basis over 15 years.

     The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a valuation allowance with the resulting charge to the income statement. There were no significant impairment losses recorded during either period reported herein.

     Comprehensive Income

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income is displayed in the Consolidated Statements of Stockholders' Equity. There were no sales of securities available-for-sale during either the year ended December 31, 1999 or the nine months ended December 31, 1998, therefore no reclassification adjustments were necessary.

     Statements of Cash Flows

     For purposes of presenting the consolidated statements of cash flows, the Company considers cash on hand and in banks, interest-bearing deposits in other banks and federal funds sold to be cash and cash equivalents.

                                                                         Nine
                                                            Year        Months
                                                           Ended         Ended
                                                          12/31/99      12/31/98

         SUPPLEMENTAL CASH FLOW INFORMATION:                  (In Thousands)
Cash paid during the period for-
   Income taxes                                           $  782         $1,243
   Interest                                                6,601          5,522
Non-cash transactions-
   Transfers of loans receivable to real estate owned        773            448
   Noncash compensation under stock plans                     20            223
   Declaration of cash dividend payable                      175            178
   Recording of deferred compensation obligation              --          1,199

     Earnings Per Share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is as follows:

                                               Year Ended                                  Nine Months Ended
                                             December 31, 1998                             December 31, 1999
                              --------------------------------------------       -----------------------------------
                                                Dilutive                                       Dilutive
                                               Effect of                                       Effect of
                                                Options                                         Options
                                   Basic        Issued            Diluted           Basic        Issued     Diluted
                               -------------  ------------     -----------       ----------   ----------  -----------
Net Income                      $1,403,000             --      $1,403,000        $1,082,000          --   $1,082,000
Shares available to
     common stockholders         2,410,800         64,466       2,475,266         2,342,026      120,846   2,462,872
                                ----------     ----------      ----------        ----------   ----------  ----------
Earnings Per Share              $      .59             --      $      .56        $     0.46          --   $     0.44
                                ==========     ==========      ==========        ==========   ==========  ==========

     Authorized Shares Outstanding

     On July 14, 1998, upon stockholder approval, the Company increased the number of shares of common stock authorized from 3,000,000 to 10,0000,000.

     Stock Split

     On July 21, 1998, the Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend on the Company's outstanding common stock to stockholders of record on July 31, 1998. Common stock and paid-in capital as of March 31, 1998, have been restated to reflect the split.

2.   SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY:


     The amortized cost, approximate fair value and gross unrealized gains and losses of the Banks' securities as of December 31, 1999 and 1998, were as follows:

                                                                  SECURITIES HELD-TO-MATURITY
                             ---------------------------------------------------------------------------------------------------
                                            December 31, 1999                                December 31, 1998
                              -----------------------------------------------   --------------------------------------------
                               Amortized   Unrealized   Unrealized     Fair     Amortized   Unrealized   Unrealized     Fair
                                 Cost         Gain       (Loss)        Value      Cost         Gain        (Loss)       Value
                                 ----         ----       ------        -----      ----         ----        ------       -----
                                                                         (In thousands)
U. S. Government Agency
      securities            $   12,687$    $    --     $   (304)      $12,383    $ 6,548      $   61       $  --      $ 6,609

                                                                   SECURITIES HELD-TO-MATURITY
                             ---------------------------------------------------------------------------------------------------
                                        December 31, 1998                                       December 31, 1999
                             ---------------------------------------------------  ----------------------------------------------

                                Amortized   Unrealized   Unrealized       Fair       Amortized   Unrealized   Unrealized    Fair
                                  Cost        Gain        (Loss)          Value        Cost        Gain        (Loss)       Value
                             ------------------------- ------------   ----------- ------------ ------------------------- --------
                                                                     (In thousands)
U. S. Government Agency
      securities                $10,000$    $   --     $   (176)    $  9,824     $  1,000      $    10     $    --    $  1,010
FHLB and Federal Reserve
      stock, at cost                881         --           --          881        1,390           --          --       1,390
Obligations of states and
      political subdivisions        905         17           (1)         921          965           48          --       1,013
Mortgage-backed securities        7,039         13          (76)       6,976       13,621          173         (27)     13,767
                               --------    --------     --------    --------       ------     --------     --------   --------
                               $ 18,825    $    30     $   (253)    $ 18,602     $ 16,976     $    231      $  (27)   $ 17,180
                               ========    =======     ========     ========     ========     ========     ========   ========

     The amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Securities              Securities
                                                   Held-to-Maturity       Available-for-Sale
                                                  -------------------    --------------------
                                                  Amortized              Amortized
                                                    Cost   Fair Value      Cost    Fair Value
                                                    ----   ----------      ----    ----------
                                                                (In thousands)
       Due in one year or less                   $ 1,699    $ 1,693      $ 1,000    $ 1,000
       Due after one year through five years      10,487     10,229        9,455      9,283
       Due after five years through ten years        501        461          450        462
                                                 -------    -------      -------    -------


                                                  12,687     12,383       10,905     10,745
       FHLB and Federal Reserve stock                 --         --          881        881
       Mortgage-backed securities                     --         --        7,039      6,976
                                                 -------    -------      -------    -------
                                                 $12,687    $12,383      $18,825    $18,602
                                                 =======    =======      =======    =======


     Securities totaling $10,726,000 and $9,678,000 were pledged as collateral against certain large public deposits at December 31, 1999 and 1998, respectively. Deposits associated with pledged securities had an aggregate balance of $7,294,000 and $7,250,000 at December 31, 1999 and 1998,
respectively. There were no sales of securities available-for-sale during either the year ended December 31, 1999, or the nine months ended December 31, 1998.

3.   LOANS RECEIVABLE:

     Loans receivable at December 31, 1999 and 1998, consisted of the following:

                                                   12/31/99     12/31/98
                                                 -----------   ----------
                                                       (In thousands)
                      Mortgage loans:
               One-to-four family residential    $  80,973    $  82,710
               Commercial real estate               14,731       13,251
               Other                                 2,191          689
           Commercial loans                         11,670        8,970
           Consumer loans                           11,117        9,298
                                                 ---------    ---------
                                                   120,682      114,918
           Less --
               Undisbursed portion of

                 mortgage loans                      5,211        4,601
               Escrow, net                              19           (5)
               Allowance for loan losses             1,038        1,081
               Net deferred loan fees                   10           32
                                                              ---------
                                                 $ 114,404    $ 109,209
                                                 =========    =========

     First Federal and First State have a credit concentration in residential real estate mortgage loans. Substantially all of the customers are located in the trade areas of Jefferson, Shelby and Bibb Counties in Alabama. Although the Banks generally have conservative underwriting standards, including a collateral policy calling for low loan to collateral values, the ability of their borrowers to meet their residential mortgage obligations is dependent upon local economic conditions.

     In the ordinary course of business, the Banks make loans to officers, directors, employees and other related parties. These loans are made on substantially the same terms as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans at December 31, 1999 and 1998, were $5,669,000 and $2,049,000, respectively. During the year ended December 31, 1999, new loans totaled $6,074,000, repayments were $2,317,000 and loans to parties who are no longer related totaled $137,000.

     An analysis of the allowance for loan losses is detailed below.



                                                      Year        Nine  Months
                                                      Ended          Ended
                                                     12/31/99       12/31/98
                                                    -----------    -----------
                                                           (In thousands)
                 Balance, beginning of period          $ 1,081     $  1,106
                 Provision                                 114           86
                 Charge-offs                              (207)        (134)
                 Recoveries                                 50           23
                                                     ----------     --------
                 Balance, end of period               $  1,038      $  1,081
                                                   ============   ==========

4.   LAND, BUILDINGS AND EQUIPMENT:

     Land, buildings and equipment at December 31, 1999 and 1998, are summarized as follows:

                                                        12/31/99      12/31/98
                                                       ---------     ----------
                                                            (In thousands)
                 Land                                   $  846         $  796
                 Buildings and improvements              2,791          2,778
                 Equipment                               1,882          1,733
                                                        ------         ------
                                                         5,519          5,307
                      Less: Accumulated depreciation     2,368          2,242
                                                        ------         ------
                                                        $3,151         $3,065
                                                        ======         ======

5.   REAL ESTATE OWNED:

     Real estate owned was $709,000 and $724,000 at December 31, 1999 and 1998, respectively. Foreclosed real estate owned is carried at the lower of the recorded investment in the loan or fair value of the property, less estimated costs of disposition. Holding costs related to real estate owned are expensed as incurred. Valuations are periodically performed by management and a provision for estimated losses on real estate is charged to earnings when such losses are determined. There was no valuation allowance on real estate owned at either December 31, 1999 or 1998.

6.   DEPOSITS:

     Deposits at December 31, 1999 and 1998, were as follows:

                                                12/31/99     12/31/98
                                               ----------   ---------
                                                   (In thousands)
                      Transaction accounts     $ 30,862     $ 32,633
                      Savings accounts           25,728       26,813
                      Savings certificates       94,989      107,811
                                               --------     --------
                                               $151,579     $167,257
                                               ========     ========


     The  aggregate  amount  of  jumbo  savings   certificates  with  a  minimum
denomination  of $100,000 was  $19,663,000  and $20,654,000 at December 31, 1999
and 1998, respectively.

     Interest on deposits for the year ended December 31, 1999, and the nine months ended December 31, 1998, consisted of the following:

                                                1999       1998
                                             ---------   ---------
                                                 (In thousands)
                      Transaction accounts     $  474     $  359
                      Passbook savings            709        563
                      Savings certificates      5,424      4,544
                                               ------     ------
                                               $6,607     $5,466
                                               ======     ======


     At December 31, 1999 and 1998, the scheduled maturities of savings certificates were as follows:

                                                12/31/99      12/31/98
                                                --------      --------
                                                     (In thousands)
                      Within one year           $ 65,012     $ 78,460
                      One to three years          17,408       23,955
                      Three to five years         12,569        5,396
                                                --------     --------
                                                $ 94,989     $107,811
                                                ========     ========

7.   INCENTIVE COMPENSATION AND EMPLOYEE BENEFITS:

     Defined Benefit Pension Plan

     First Federal has a noncontributory defined benefit pension plan available to all eligible employees. First State employees were added to the plan on January 1, 1998. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at/or during the periods ended December 31, 1999, and December 31, 1998:

                                                               12/31/99      12/31/98
                                                              --------      ---------
                                                                  (In thousands)

 Change in projected benefit obligation:
           Projected benefit obligation at beginning of year     $ 1,912       $ 1,468
           Service cost                                            182           110
           Interest cost                                           134            80
           Actuarial (gain) loss                                  (267)          284
           Benefits and expenses paid                             (223)          (30)
                                                               -------       -------
         Projected benefit obligation at end of year             1,738         1,912
                                                                             -------

     Change in plan assets:

         Fair value of plan assets at beginning of year          1,738         1,343
           Actual return on plan assets                            119           207
           Employer contribution                                   200           218
           Benefits and expenses paid                             (223)          (30)
                                                               -------       -------
         Fair value of plan assets at end of year                1,834         1,738
                                                               -------       -------
     Funded status of plan:

         Funded status of plan                                      96          (174)
           Unrecognized actuarial loss                              87           319
           Unrecognized prior service cost                           1             2
           Unrecognized net transition obligation                  (12)          (15)
                                                               -------       -------
         Net asset recognized                                  $   172       $   132
                                                               =======       =======
     Weighted average assumptions:

         Discount rate                                            8.00%         7.00%
         Expected return on plan assets                           9.00%         9.00%
         Rate of compensation increase                            5.00%         5.00%

                                                                               Nine
                                                                    Year       Months
                                                                   Ended       Ended
                                                                  12/31/99   12/31/98
                                                                  --------   --------
                                                                     (In thousands)
     Components of net periodic benefit cost:
         Service cost                                              $ 182       $ 110
         Interest cost                                               134          80
         Expected return on plan assets                             (162)        (96)
         Amortization of transitional (asset) or obligation           (3)         (1)
         Recognized actuarial loss                                    10          --
            Net periodic benefit cost                              $ 161       $  93




     Employee Stock Ownership Plan

     The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees. In December 1997, the ESOP purchased 87,862 shares from treasury with the proceeds from a $950,000 note from the Company. The note is secured by the common stock owned by the ESOP and has been eliminated in consolidation. Principal payments under the note are due in equal and annual installments through December 2007; interest is payable at a rate of prime + 1%. The compensation expense related to the ESOP for the year ended December 31, 1999, and the nine months ended December 31, 1998, was approximately $95,000 and $71,000, respectively. Unearned compensation related to the ESOP was approximately $764,000 and $859,000 at December 31, 1999 and 1998, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

     Deferred Compensation Plan

     The Company maintains a Deferred Compensation Plan pursuant to which directors, officers and select employees may annually elect to defer the receipt of Board fees and up to 25% of their salary, as applicable. In June 1998, the Company merged the Director Retirement Plan ("DRP") with and into the Deferred Compensation Plan. Associated with the Deferred Compensation Plan is a separate grantor trust to which all fee and salary deferrals may be contributed. The trust assets will be used to pay benefits to participants, but are subject to the claims of general creditors of the Company until distributed from the trust. Subject to the guidelines under the Deferred Compensation Plan, each participant may elect (i) the time and manner under which his or her Plan benefit will be paid, and (ii) the measure of the deemed investment return on his or her deferred compensation account. Such return may be based in whole or in part on either the rate of return on the Company's common stock or First Federal's highest yielding one-year certificate of deposit. A participant who elects the Company's common stock rate of return will be distributed shares of the Company's common stock when his or her plan benefit is paid. Each director of the Company, whenever elected or appointed and whether or not also employed by the Company, is also entitled to receive an initial credit to his or her account of $71,000 from the previous DRP, which will vest based on his or her overall years of service as a director of the Company. Vested benefits become payable at the election of a participant as made one year prior to distribution. If a participant dies prior to collecting his or her entire vested benefit under the Deferred Compensation Plan, the value of such vested but unpaid benefit will be paid to the director's designated beneficiary or estate. The trust assets equaled or exceeded the amount of the individual participant accounts as of December 31, 1999 and 1998. In accordance with Emerging Issues Task Force No. 97-14, the Company shares owned by the trust are recorded as treasury stock and the amount owed to participants is recorded in the stockholders' equity section of the accompanying consolidated statements of financial condition. The trust owned 156,345 and 150,031 shares of the Company's common stock as of December 31, 1999 and 1998, respectively.

     Stock Option Plans

     The Company has three stockholder-approved stock option plans: the Incentive Stock Option Plan for senior officers and key employees (the "Stock Plan"), the Stock Option Plan for Outside Directors (the "Directors' Plan") and the 1995 Stock Option and Incentive Plan (the "1995 Plan"). All plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. Options under the Stock Plan become exercisable on a basis as determined by the Stock Option Committee. Options granted under the Directors' Plan and 1995 Plan are immediately exercisable. Options under all plans expire no later than 10 years from date of grant. All of these options are exercisable at December 31, 1999. An analysis of stock options for the year ended December 31, 1999, and the nine months ended December 31, 1998, follows.

                                                         1999                   1998
                                                 ------------------   -----------------------
                                                           Weighted     Weighted
                                                            Average      Average
                                                           Exercise     Exercise
                                                 Shares      Price       Shares       Price
                                                 ------      -----       ------       -----
        Outstanding at beginning of year        194,216   $   5.42     212,116       $ 5.35
        Granted                                      --         --       3,800         6.32
        Exercised                               (29,500)      3.26     (20,900)        4.88
        Forfeited                                    --         --        (800)        5.28
        Outstanding at end of year              164,716       6.02     194,216         5.42
                                               ========               ========
       Exercisable at end of year               164,716       6.02     194,216         5.42
                                               ========               ========
        Weighted average fair value
            of options granted                 $      -               $   3.60
                                               ========               ========

     The following table summarizes information about stock options at December 31, 1999:


                                                       Weighted
                                                        Average       Weighted
                                                       Remaining      Average
               Range of        Number Outstanding     Contractual    Exercise
            Exercise Prices   at December 31, 1999       Life         Price
            ---------------   --------------------  --------------  ---------

                 $2.50               13,600          2.00 years       $2.50
             $5.25 - $6.50          131,316          5.75 years       $5.80
             $8.94 - $12.34          19,800          7.75 years       $9.95

     During the nine months ended December 31, 1998, the 1995 Plan was amended to allow for the grant of restricted stock awards. Each director of the Company received a restricted stock award for 2,000 shares of common stock that vests at the rate of 20% per year of service. Participants may elect to defer receipt of all or a percentage of shares. The compensation expense related to the restricted stock awards for the year ended December 31, 1999, and the nine months ended December 31, 1998, was approximately $41,000 and $24,000. At December 31, 1999 and 1998, unearned compensation related to these awards was approximately $141,000 and $182,000.

     Incentive Compensation Plan

     The Company maintains the stockholder-approved FirstFed Bancorp, Inc. Incentive Compensation Plan whereby eligible employees and directors may receive cash bonuses in the event the Company achieves certain performance goals indicative of its profitability and stability. In addition, key employees and directors are eligible to receive "Restricted Stock" awards and stock option awards. The Restricted Stock awards are considered unearned compensation at the time of award and compensation is earned ratably over the stipulated three year vesting period. There were 2,231 and 1,437 shares of restricted stock awarded during the periods ended December 31, 1999 and 1998, respectively. The compensation expense related to the Restricted Stock awards for the year ended December 31, 1999, and the nine months ended December 31, 1998, was approximately $10,000 and $8,000, respectively. At December 31, 1999 and 1998, unearned compensation related to the Restricted Stock awards was approximately $29,000 and $19,000, respectively, and is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.

     The stock option awards are incentive stock options for employees and non-incentive stock options for non-employee directors. Both provide for the grant of options at an exercise price equal to the fair market value on the date of grant. Options granted are immediately exercisable. Options expire no later than 10 years from date of grant. An analysis for the year ended December 31, 1999, and the nine months ended December 31, 1998, follows.

                                                            12/31/99               12/31/98
                                                      ---------------------   --------------------
                                                                  Weighted                Weighted
                                                                   Average                 Average
                                                                  Exercise                Exercise
                                                      Shares       Price      Shares        Price
                                                      ------       -----      ------        -----
              Outstanding at beginning of year        36,375     $  7.05      29,190      $  6.08
              Granted                                 11,155        9.00       7,185        11.00
              Exercised                               (2,915)       6.46           -            -
              Forfeited                                    -           -           -            -
                                                    --------                --------
              Outstanding at end of year              44,615        7.58      36,375         7.05
                                                    ========                ========
              Exercisable at end of year              44,615        7.58      36,375         7.05
                                                    ========                ========
              Weighted average fair value
                  of options granted                $   2.67                $   2.87
                                                    ========                ========

     The following table summarizes information about stock options at December 31, 1999:


                                                             Weighted
                                                        Average     Weighted
                                                       Remaining    Average
         Range of           Number Outstanding        Contractual   Exercise
      Exercise Prices      at December 31, 1999         Life         Price
      ---------------      --------------------   ---------------  ---------

      $5.25 - $6.25               24,360             5.65 years      $5.82
      $8.88 - $11.00              20,255             9.00 years      $9.70

     The Company reserved 96,000 shares of common stock for issuance to participants as options and restricted stock awards. There were 23,972 and 37,358 shares available for future grants at December 31, 1999 and 1998, respectively.

     Stock-Based Compensation

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted at market value. If the Company had elected to recognize compensation cost for options granted during the year ended December 31, 1999, and the nine months ended December 31, 1998, based on the fair value of the options granted at the grant date as required by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                                1999       1998
                                                                ----       ----
                 Net income - as reported                    $ 1,403    $ 1,082
                 Net income - pro forma                        1,377      1,052
                 Earnings per share - as reported - basic        .59        .46
                 Earnings per share - pro forma - basic          .57        .45
                 Earnings per share - as reported - diluted      .56        .44
                 Earnings per share - pro forma - diluted        .56        .43


     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                             1999        1998
                                                             ----        ----
                 Expected dividend yield                     3.89%     3.06%
                 Expected stock price volatility               34%       30%
                 Risk-free interest rate                     5.89%     4.79%
                 Expected life of options                    5 years   5 years


8.   COMMITMENTS AND CONTINGENCIES:

     Off-Balance Sheet Items

     The Banks' policies as to collateral and assumption of credit risk for off-balance sheet items are essentially the same as those for extensions of credit to its customers. At December 31, 1999, the Banks' off-balance sheet activities include outstanding commitments to originate and fund single-family mortgage loans, commercial loans, home equity loans and lines of credit of $7.3 million.

     Leases

     First Federal has a lease agreement for a building in which a branch office is located. Rental expense under this lease was $27,457 and $20,470 for the year ended December 31, 1999, and the nine months ended December 31, 1998, respectively. The lease agreement expires May 31, 2004. Future minimum lease payments under the lease in effect at December 31, 1999, are $28,000 for 2000, $29,000 for 2001, $30,000 for 2002, $31,000 for 2003, and $13,000 for 2004.

     Special Dividend Declared

     Subsequent to December 31, 1999, the Company declared a special dividend of $.07 per share payable on March 10, 2000, to stockholders of record on March 1, 2000. The total cash payments required for this dividend will be approximately $175,000.

     Employment Agreements

     The Company has employment agreements with three executive officers. These agreements provide for salary continuation for the remaining term of the contract and insurance benefits for a six-month period in the event of a change in control of the Company or the death of the officer. These contracts currently expire on either December 31, 2001, or December 31, 2002, and the maximum aggregate liability to the Company at December 31, 1999, is approximately $1,115,000.

     Litigation

     The Company and the Banks are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

9.   STOCKHOLDERS' EQUITY:

     In December 1991, the Company sold 690,000 shares (before consideration of stock splits) of common stock through subscription offerings in connection with First Federal's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). Net proceeds of the offering were approximately $5.4 million. As required by the Office of Thrift Supervision ("OTS") regulations, First Federal established a liquidation account at the time of the Conversion for the benefit of the remaining eligible account holders. The initial balance of this liquidation account was equal to First Federal's net worth as defined by OTS regulations as of the date of the latest statement of financial condition at the time of Conversion. In the event of a complete liquidation of First Federal (and only in such event), each eligible holder shall be entitled to receive a liquidation distribution from this account in the amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made to any stockholders. The liquidation account will not restrict First Federal's use or application of net worth except for the repurchase of First Federal's stock and the payment of dividends, if such payments would cause a reduction in First Federal's net worth below the liquidation account. Furthermore, First Federal may be prohibited from declaring cash dividends and repurchasing its own stock based upon various other regulatory restrictions.

     OTS regulations impose restrictions on the amount of dividends that may be paid by First Federal to FirstFed Bancorp, Inc. Under such regulations an institution maintaining specified supervisory examination ratings may make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Accordingly, under these regulations, approximately $3.3 million was available for dividend at December 31, 1999, without prior OTS approval.

     Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 1999, approximately $1.1 million was available for dividend payment from First State without such prior approval.

     Effective   January  1,  1998,   the  Company   established   the  Dividend
Reinvestment   and  Stock   Purchase  Plan.   Under  this  plan,   participating
stockholders may elect to reinvest dividends into additional shares of the Company's common stock. In addition, monthly optional cash payments, not less than $50 and up to $2,000 per month, may be made into the plan by participating stockholders to purchase shares of the Company's common stock. There were 500,000 shares of common stock reserved for participants of the plan. At December 31, 1999, and December 31, 1998, 29,800 shares and 12,000 shares, respectively, had been purchased for participants under the plan. The costs associated with this plan were immaterial during the year ended December 31, 1999, and the nine months ended December 31, 1998.

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The Company's fair values of financial instruments as presented in accordance with the requirements of SFAS No. 107 and their related carrying amounts are as follows:

                                                   December 31, 1999      December 31, 1998
                                               -----------------------  ---------------------
                                                Carrying   Estimated    Carrying    Estimated
                                                 Amount    Fair Value    Amount     Fair Value
                                                --------   ----------   --------    ----------
                                                                     (In thousands)
         FINANCIAL ASSETS:
         Cash and due from banks               $  6,132    $  6,132      $  6,385    $  6,385
         Interest bearing deposits in banks       6,455       6,455         6,025       6,025
         Federal funds sold                       5,250       5,250        31,225      31,225
         Securities available-for-sale           12,383      12,383         6,609       6,609
         Loans held-for-sale                        255         255         2,219       2,219
         Securities held-to-maturity             18,825      18,602        16,976      17,180
         Loans, net                             114,404     114,329       109,209     112,112
         Accrued interest receivable              1,603       1,603         1,345       1,345
         FINANCIAL LIABILITIES:
         Deposits                              $151,579    $150,917      $167,257    $170,052
         Accrued interest payable                   147         147           141         141

     In cases where quoted market prices are not available, fair values have been estimated using present value or other valuation techniques. These methods are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows. In that regard, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments, and they are not intended to represent a measure of the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating the fair values provided above:

Cash and Due from Banks,  Interest  Bearing  Deposits in Banks, and Federal Fund
Sold

     The carrying value of highly liquid instruments, such as cash on hand, interest and noninterest bearing deposits in financial institutions and federal funds sold, are considered to approximate their fair values.

     Securities Available-for-Sale and Securities Held-to-Maturity

     Substantially all of the Company's securities have a readily determinable fair value. Fair values for these securities are based on quoted market prices, where available. If not available, fair values are based on market prices of comparable instruments. The carrying amount of accrued interest on securities approximates fair value.

     Loans Held for Sale

     All of the Company's loans held for sale are to third-party investors and have a readily determinable fair value.

     Loans, Net

     For loans with rates that are repriced in coordination with movements in market rates and with no significant change in credit risk, fair value estimates are based on carrying values. The fair values for other types of loans are estimated by discounting future cash flows using current rates at which loans with similar terms would be made to borrowers of similar credit ratings. The carrying amount of accrued interest on loans approximates fair value.

     Deposits

     The fair value of deposit liabilities with no stated maturity are disclosed as the amount payable on demand at the reporting date (i.e., at their carrying or book value). The fair values of fixed maturity deposits are estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities.

     The economic value attributable to the long-term relationship with depositors who provide low-cost funds to the Company is considered to be a separate intangible asset and is excluded from the presentation above. The carrying amount of accrued interest on deposits approximates fair value.

     Off-Balance Sheet Instruments

     Off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. The fair value of such instruments is negligible since the arrangements are at current rates, are for short periods, and have no significant credit exposure.

11.  INCOME TAXES:

     The provision for income taxes for the year ended December 31, 1999, and the nine months ended December 31, 1998, was as follows:

                                                     1999          1998
                                                  ----------     --------
                                                             (In thousands)
                      Current:
                           Federal                $      832    $      560
                           State                          96            81
                                                  ----------    ----------
                                                         928           641
                      Deferred, net                     (118)         (111)
                                                  ----------    ----------
                               Totals             $      810    $      530
                                                  ==========    ==========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income taxes for the year ended December 31, 1999, and the nine months ended December 31, 1998, were as follows:

                                                                1999       1998
                                                             ---------  --------
                                                               (In thousands)
                      Pre-tax income at statutory rates      $   752   $   548
                      Add (deduct):
                      State income tax, net of federal
                           tax benefit                            56        44
                      Other, net                                   2       (62)
                                                             -------  --------
                           Totals                            $   810   $   530
                                                             =======   =======

     The components of the net deferred tax asset as of December 31, 1999 and 1998, were as follows:

                                                            12/31/99    12/31/98
                                                            --------    --------
                                                                 (In thousands)
                  Deferred tax asset:
                      Retirement and other benefit plans     $   317   $   225
                      Allowance for loan losses                  361       325
                      Unrealized loss on securities
                           available-for-sale                    137         -
                      Other                                       35        80
                                                             -------   -------
                                                                 850       630
                                                             -------   -------
                  Deferred tax liability:
                      Deferred loan fees                        (103)     (158)
                      FHLB stock dividend                       (203)     (203)
                      Depreciation                               (22)      (46)
                      Unrealized gain on securities
                           available-for-sale                      -       (40)
                      Other                                      (94)      (50)
                                                             -------  --------
                                                                (422)     (497)
                                                            --------  --------
                  Net deferred tax asset                     $   428    $  133
                                                            ========  ========

12.  PARENT COMPANY FINANCIAL STATEMENTS:

     Separate condensed financial statements of FirstFed Bancorp, Inc. (the "Parent Company") as of and for the year ended December 31, 1999, and the nine months ended December 31, 1998, are presented below:

                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998
                                 (In thousands)

            ASSETS:                                       12/31/99     12/31/98
                                                         ----------   ---------
                Interest-bearing deposits                $    500      $  1,120
                Investment in subsidiaries                 17,867        16,313
                Other assets                                  824         1,036
                                                         --------      --------
                                                         $ 19,191        18,469
                                                                       ========

            LIABILITIES:

                Dividend payable                         $    175      $    178
                Other liabilities                              36            88
                                                         --------      --------
                                                              211           266
            STOCKHOLDERS' EQUITY:
                Preferred stock                                --            --
                Common stock                                   31            30
                Paid-in-capital                             7,773         7,502
                Retained Earnings                          16,155        15,622
                Deferred Compensation Obligation            1,307         1,199
                Deferred Compensation Treasury Stock       (1,433)       (1,373)
                Treasury stock                             (3,752)       (3,752)
                Unearned compensation                        (934)       (1,064)
                Unrealized (loss) gain on securities
                    available for sale, net                  (167)           39
                                                         --------      --------
                                                           18,980        18,203
                                                           19,191      $ 18,469
                                                         ========      ========

                              STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1998
                                 (In thousands)

                                                         12/31/99      12/31/98
                                                         --------      --------

         Interest income from subsidiaries               $    91      $    95
         Operating expense                                  (512)        (312)
                                                         -------      -------
         Loss before income taxes and equity in
           undistributed current year subsidiaries'
           earnings                                         (421)        (217)
         Benefit for income taxes                            147           76
                                                         -------      -------
         Loss before equity in undistributed current
           year subsidiaries' earnings                      (274)        (141)
         Equity in undistributed current year
           subsidiaries' earnings                          1,677        1,223
                                                         -------      -------
           Net income                                    $ 1,403      $ 1,082
                                                         =======      =======

                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1998
                                 (In thousands)

         Operating Activities:                                                 12/31/99      12/31/98
                                                                              ----------    ---------
           Net income                                                         $   1,403    $    1,082
           Equity in undistributed
           current year earnings of subsidiaries'                                (1,677)       (1,223)
                                                                              ---------    ----------
                                                                                   (274)         (141)
                                                                              ---------    ----------
           Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:

              Amortization of unearned compensation                                 150           107
              Other, net                                                            103          (295)
                                                                              ---------      ----------
           Net cash provided by (used in) operating activities                      253          (188)
                                                                              ---------      ----------

         Financing Activities:
           Proceeds from exercise of stock options                                  115            90
           Proceeds from dividend reinvestment                                      153            97
           Dividends paid                                                          (867)         (635)
                                                                              ---------    ----------
           Net cash used in financing activities                                   (599)         (448)
                                                                              ---------    ----------

         Decrease in cash and cash equivalents                                     (620)         (777)

         Cash and cash equivalents at beginning of year                           1,120         1,897
                                                                              ---------     ---------
         Cash and cash equivalents at end of year                             $     500     $   1,120
                                                                              =========     =========

13.  SEGMENT DISCLOSURE:

     During the nine months ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This Statement requires disclosure of certain information about reportable operating segments of a company. The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the Statement.

     The Company's segment disclosure is as follows for the year ended December 31, 1999, and the nine months ended December 31, 1998.

                                                       1999
                                ------------------------------------------------------
                                  Banking       Holding                        Total
                                 Operations     Company     Eliminations      Company
                                 ----------     -------     ------------     --------
                                                 (In thousands)
Net interest income              $  6,234     $     91      $      --      $  6,325
Provision for loan losses             114           --             --           114
Noninterest income                    936           --             --           936
Noninterest expense                 4,422          512             --         4,934
                                 --------     --------      ---------      --------
     Income (loss) before

         income taxes               2,634         (421)            --         2,213
Income tax expense (benefit)          957         (147)            --           810
                                 --------     --------      ---------      --------
     Net income                  $  1,677     $   (274)     $      --      $  1,403
                                 ========     ========      =========      ========

     Total assets                $170,773     $ 19,191      $ (18,717)     $171,247
                                 ========     ========      =========      ========

                                                  1998
                            ---------------------------------------------------
                             Banking        Holding                      Total
                            Operations      Company     Eliminations    Company
                            ----------      -------     ------------    -------
                                            (In thousands)
Net interest income           $  4,517     $     95      $     --      $  4,612
Provision for loan losses           86           --            --            86
Noninterest income                 620           --            --           620
Noninterest expense              3,222          312            --         3,534
                              --------     --------      --------      --------
     Income before

         income taxes            1,829         (217)           --         1,612
Income tax expense                 606          (76)           --           530
                              --------     --------      --------      --------

     Net income                  1,223     $   (141)     $     --      $  1,082
                               ========      ========     ========     ========

     Total assets             $184,866     $ 18,469      $(17,185)     $186,150
                              ========      ========      ========     ========

14.  REGULATORY MATTERS:

     The  Banks  are  subject  to  various   regulatory   capital   requirements
administered by the federal and state banking agencies. The quantitative measures to ensure capital adequacy require the Banks to maintain minimum amounts and ratios, set forth in the table below, of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to average assets (as defined), and tangible capital to average assets. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 1999 and 1998, that the Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1999 and 1998, the most recent notification from the regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

     Actual capital amounts in addition to required amounts and amounts needed to be well capitalized for Tier 1, Total, Tier 1 Leverage, and Tangible ratios for the Company and the Banks, as applicable, are as follows:

                                                                         December 31, 1999
                                           --------------------------------------------------------------------
                                                                   (Dollar amounts in thousands)

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                        For Capital           Prompt Corrective
                                                 Actual              Adequacy Purposes        Action Provisions
                                           -----------------         -----------------       ------------------
                                            Amount     Rate           Amount     Rate         Amount     Rate
                                           --------   ------        ---------   ------       --------   -----
Tier 1 Risk-Based Capital
     Consolidated                         $  17,947    17.4%             N/A      N/A             N/A      N/A
     First Federal Savings Bank              13,006    16.1%       $    3,231     4.0%     $    4,846     6.0%
     First State Bank                         3,774    14.7%            1,027     4.0%          1,540     6.0%

Total Risk-Based Capital
     Consolidated                         $  18,960    18.4%             N/A      N/A             N/A      N/A
     First Federal Savings Bank              13,744    17.0%       $    6,462     8.0%     $    8,078    10.0%
     First State Bank                         4,049    15.8%            2,054     8.0%          2,567    10.0%

Tier 1 Leverage
     Consolidated                         $  17,947    10.0%             N/A      N/A             N/A      N/A
     First Federal Savings Bank              13,006    10.3%       $    5,044     4.0%     $    6,304     5.0%
     First State Bank                         3,774     8.2%            1,829     4.0%          2,287     5.0%

Tangible Capital
     First Federal Savings Bank           $  13,006    10.3%       $    1,891     1.5%            N/A      N/A

                                                                         December 31, 1998
                                           --------------------------------------------------------------------
                                                                   (Dollar amounts in thousands)

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                                 Actual             Adequacy Purposes        Action Provisions
                                           -----------------        ------------------       ------------------
                                            Amount     Rate           Amount     Rate         Amount     Rate
                                           --------   ------        ---------   ------       --------   -------
Tier 1 Risk-Based Capital
     Consolidated                         $  16,856    18.6%              N/A     N/A             N/A      N/A
     First Federal Savings Bank              11,627    14.1%       $    3,305     4.0%     $    4,959     6.0%
     First State Bank                         3,314    14.1%              941     4.0%          1,411     6.0%

Total Risk-Based Capital
     Consolidated                         $  17,937    19.8%              N/A     N/A             N/A      N/A
     First Federal Savings Bank              12,397    15.0%       $    6,611     8.0%     $    8,264    10.0%
     First State Bank                         3,608    15.3%            1,882     8.0%          2,352    10.0%

Tier 1 Leverage
     Consolidated                         $  16,856     9.3%              N/A     N/A             N/A      N/A
     First Federal Savings Bank              11,627     8.2%       $    5,650     4.0%     $    7,062     5.0%
     First State Bank                         3,314     7.6%            1,745     4.0%          2,182     5.0%

Tangible Capital
     First Federal Savings Bank           $  11,627     8.2%       $    2,119     1.5%            N/A      N/A

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                     GENERAL

     FirstFed Bancorp, Inc. (the "Company") is a financial institution holding company headquartered in Bessemer, Alabama. The Company owns 100% of the outstanding shares of common stock of its wholly-owned subsidiaries, First Federal Savings Bank ("First Federal") and First State Corporation ("FSC"). FSC owns 100% of the outstanding shares of common stock of First State Bank of Bibb County ("First State"). The Company's assets consist primarily of its investment in its financial institution subsidiaries and liquid investments.

     During 1999, the Company dedicated considerable resources to Year 2000 readiness. The Company did not experience any significant problems during the Year 2000 rollover. No problems are anticipated with any other date changes during 2000.

   COMPARISON OF FINANCIAL CONDITION AS OF DECEMBER 31, 1999, AND DECEMBER 31, 1998, AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, AND THE
                       NINE MONTHS ENDED DECEMBER 31, 1998

CHANGES IN FINANCIAL CONDITION

     Total deposits decreased $15.7 million to $151.6 million at December 31, 1999, compared to $167.3 million at December 31, 1998. This decrease occurred substantially as a result of year-end cash needs by customers and the movement of rate sensitive funds. Corresponding to the decrease in deposits is a decrease in total assets from $186.1 million at December 31, 1998, to $171.2 million at December 31, 1999. The primary decrease in assets was $25.9 million in fed funds to $5.2 million at December 31, 1999. A portion of the fed funds were reinvested in securities which increased to $31.2 million at December 31, 1999, compared to $23.6 million at December 31, 1998. Total loans increased to $114.4 at December 31, 1999, compared to $109.2 million at December 31, 1998.

The increase is the result of increased portfolio loans, specifically commercial mortgage loans. Stockholders' equity increased $777,000 to $19.0 million at December 31, 1999. The net increase in equity during the year ended December 31, 1999, was primarily attributable to earnings of $1,403,000 partially offset by dividends declared of $870,000, or $.35 per share. Diluted earnings per share were $.56 for the year ended December 31, 1999.

     The Banks meet all regulatory requirements related to liquidity and capital. If needed, sources of additional liquidity include certain securities which have been designated as available-for-sale and borrowing ability from the FHLB-Atlanta. See Note 9 of the "Notes to Consolidated Financial Statements" regarding capital resources.

GENERAL RESULTS OF OPERATIONS

     Net income for the year ended December 31, 1999, was $1,403,000, an increase of 29.7% from the prior year's amount of $1,082,000. The increase was primarily the result of comparing a twelve-month period to a nine-month period. However, earnings from the twelve month period in 1998 approximate the 1999 results.

INTEREST INCOME

     Total interest income increased $2.8 million to $12.9 million for the year ended December 31, 1999, from $10.1 million for the nine months ended December 31, 1998. This increase was primarily the result of comparing a twelve-month period to a nine-month period, offset by a slight decrease in the average yield on interest earning assets to 7.9% during the year ended December 31, 1999, from 8.0% for the nine months ended December 31, 1998, combined with a slight decrease in the average balance of interest earning assets. There was a decrease in the average yield on loans to 9.0% for the twelve months ended December 31, 1999, from 9.2% for the nine months ended December 31, 1998. Interest earned on securities increased $463,000 to $1,594,000 for the year ended December 31, 1999, from $1,131,000 for the nine months ended December 31, 1998. The increase was primarily the result of comparing a twelve-month period to a nine-month period, and an increase in the average yield on investments to 6.1% for the year ended December 31, 1999, compared to 5.8% for the nine months ended December 31, 1998. This increase in yield is accompanied by a slight increase in the average balance of securities.

INTEREST EXPENSE

     Total interest expense for the year ended December 31, 1999, was $6.6 million compared to $5.5 million for the nine months ended December 31, 1998. This increase was primarily the result of comparing a twelve-month period to a nine-month period. The average level of deposits decreased slightly to $161.1 million at December 31, 1999, from the December 31, 1998, average level of $161.9 million, while the average rate paid on deposits decreased to 4.10%, from 4.50% for the nine months ended

December 31, 1998.

NET INTEREST INCOME

     Net interest income for the year ended December 31, 1999, increased approximately $1.7 million, to $6.3 million from $4.6 million for the previous year. This increase was primarily the result of comparing a nine-month period to a twelve- month period, and an increase in net interest spread to 3.78% from 3.55% in the prior period.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is a function of the evaluation of the allowance for loan losses. The total allowance for loan losses was $1,038,000 at December 31, 1999, and $1,081,000 at December 31, 1998. During the year ended December 31, 1999, the provision for loan losses was $114,000. The ratios of the allowance to total loans of 0.91% at December 31, 1999, and 0.99% at December 31, 1998, were considered reasonable by management in relation to estimated loss exposure.

     The Company's allowance for loan losses is based upon estimated loss exposure. Actual losses on loans can vary significantly from the estimate. The methods and assumptions used to calculate the allowance are continually reviewed to insure that current factors are considered in the estimation process. This effort includes discussions with regulators of the Banks to include recommendations and comments from examination reports. Other considerations in determining the allowance level include historical loss experiences, current economic conditions, distribution of the loan portfolio by risk class and the estimated value of the underlying collateral.

     In determining the allowance for loan losses, First Federal separates its loans into two primary categories: classified and non-classified loans. Within the primary categories, the loans are further categorized by collateral as mortgage and nonmortgage. These categories are used for assessment of the estimated level of allowance for loan losses needed. The allowance for non-classified loans is determined by applying an estimated loss factor which considers, among other things, the average of the last five years' losses. Classified loans include problem loans determined by an internal loan review committee or established classification criteria. The allowance for classified loans is determined by various methods including specific evaluation of collateral fair value, historical loss criteria and other specific analysis as needed. First State segregates its portfolio into problem and non-problem loans. First State determines the allowance for loan losses based on specific review of all problem loans. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in loan portfolio and classification of loans which results in a self-correction mechanism.

NONINTEREST INCOME

     Noninterest income for the year ended December 31, 1999, totaled $936,000 as compared to $620,000 for the nine months ended December 31, 1998. The increase was primarily the result of comparing a twelve-month period to a nine-month period, but is also accompanied by a slight increase in fee income.

NONINTEREST EXPENSE

     Noninterest expense for the year ended December 31, 1999, totaled $4.9 million as compared to $3.5 million for the nine months ended December 31, 1998. This increase is primarily the result of comparing a twelve-month period to a nine-month period.

INCOME TAXES

     Federal and state income taxes increased $280,000, or 52.8%, to $810,000 in the year ended December 31, 1999, from $530,000 for the nine months ended December 31, 1998. The increase was primarily the result of the approximate 37.2% increase in income before taxes for the year ended December 31, 1999, as compared to the nine months ended December 31, 1998. The Company's effective tax rate for the year ended December 31, 1999, was 37% compared to 33% for the nine months ended December 31, 1998.


 COMPARISON OF FINANCIAL CONDITION AS OF DECEMBER 31, 1998, AND MARCH 31, 1998, AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND THE
                           YEAR ENDED MARCH 31, 1998

CHANGES IN FINANCIAL CONDITION

     Total deposits grew to $167.3 million at December 31, 1998, a record level for the Company, compared to $162.9 million at March 31, 1998. The increase was primarily in savings accounts and certificates of deposit as the result of normal growth. Total assets increased to a record level of $186.1 million at December 31, 1998, compared to $181.5 million at March 31, 1998. Loan originations for the nine months ended December 31,1998, were slightly higher than the year ended March 31, 1998; however, fixed-rate loans sold into the secondary market represented a higher percentage of the loan originations. The result was a decrease in loans held in portfolio. This operating activity created an increase of $12.1 million in fed funds to a total of $31.2 million at December 31, 1998. The repayments, calls and maturities of securities were slightly more than purchases, which resulted in a slight decrease in securities to $23.5 million at December 31, 1998. In summary, funds generated from the increase in deposits, decrease in loan balances and decrease in securities were primarily invested in fed funds.

     Stockholders' equity increased $600,000 to $18.2 million at December 31, 1998. The net increase in equity during the nine months ended December 31, 1998, was primarily attributable to earnings of $1,082,000 partially offset by dividends declared of $664,000, or $.2725 per share. Diluted earnings per share were $.44 for the nine months ended December 31, 1998.

     The Banks meet all regulatory requirements related to liquidity and capital. If needed, sources of additional liquidity include certain securities which have been designated as available for sale and borrowing ability from the FHLB-Atlanta. See Note 9 of the "Notes to Consolidated Financial Statements" regarding capital resources.

GENERAL RESULTS OF OPERATIONS

     Net income for the nine months ended December 31, 1998, was $1,082,000, a decrease of 34.5% from the prior year's amount of $1,653,000. The decrease was primarily the result of comparing a nine-month income period to a twelve-month income period. However, earnings from the comparable nine-month period in 1997 have also decreased somewhat because of a slight reduction in net interest spread and an increase in noninterest expense primarily related to opening the Vance branch of First Federal during the prior year.

INTEREST INCOME

     Total interest income decreased $3.4 million to $10.1 million for the nine months ended December 31, 1998, from $13.5 million for the year ended March 31, 1998. This decrease was primarily the result of comparing a nine-month period to a twelve-month period, plus a decrease in the average yield on interest earning assets to 8.0% during the nine months ended December 31, 1998, from 8.3% for the year ended March 31, 1998, net of a slight increase in the average balance of interest earning assets. There was a slight increase in the average yield on loans to 9.2% for the nine months ended December 31, 1998, from 9.0% for the year ended March 31, 1998. Interest earned on securities decreased $658,000 to $1,131,000 for the nine months ended December 31, 1998, from $1,789,000 for the year ended March 31, 1998. The decrease was primarily the result of comparing a nine-month period to a twelve-month period. Also, the average yield on investments decreased to 5.8% for the nine months ended December 31, 1998, compared to 6.2% for the year ended March 31, 1998. This decrease in yield was partially offset by a slight increase in the average balance of securities.

INTEREST EXPENSE

     Total interest expense for the nine months ended December 31, 1998, was $5.5 million compared to $7.3 million for the year ended March 31, 1998. This decrease was primarily the result of comparing a nine-month period to a twelve-month period. The average level of deposits increased by $6.0 million, or 3.8%, to $161.9 million at December 31, 1998, from the March 31, 1998, average level of $155.9 million, while the average rate paid on deposits decreased slightly to 4.50%, from 4.67% for the year ended March 31, 1998.

NET INTEREST INCOME

     Net interest income for the nine months ended December 31, 1998, decreased approximately $1.6 million, to $4.6 million from $6.2 million for the previous year. This decrease was primarily the result of comparing a nine-month period to a twelve- month period, in addition to a decrease in net interest spread to 3.55% from 3.60% in the prior period. The decrease in spread is partially offset by an increase in average interest earning assets and interest bearing liabilities.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is a function of the evaluation of the allowance for loan losses. The total allowance for loan losses was $1,081,000 at December 31, 1998, and $1,106,000 at March 31, 1998. During the nine months ended December 31, 1998, the provision for loan losses was $86,000. Net recoveries and charge-offs were also recognized during this nine-month period. The ratios of the allowance to total loans of 0.99% at December 31, 1998, and 0.94% at March 31, 1998, were considered reasonable in relation to estimated loss exposure.

     The Company's allowance for loan losses is based upon an estimated range of loss exposure. This effort is coordinated with regulators of the Banks to include recommendations and comments from examination reports. Actual losses on loans can vary significantly from the estimate. The methods and assumptions used to calculate the allowance are continually reviewed to insure that current factors are considered in the estimation process. For instance, changes occur in the loan portfolio mix. In the past few years, the Company has somewhat broadened its lending, resulting in a shift from a traditional thrift portfolio to a community bank portfolio. Consumer and commercial real estate loans have risen to comprise a consistently higher percentage of the loan portfolio. Other considerations include historical loss experiences, current economic conditions, distribution of the loan portfolio by risk class and the estimated value of the underlying collateral.

     In determining the allowance for loan losses, First Federal separates its loans into two primary categories: classified and non-classified loans. Within the primary categories, the loans are further categorized by collateral as mortgage and nonmortgage. These categories are used for assessment of the estimated level of allowance for loan losses needed. The allowance for non-classified loans is determined by applying an estimated loss factor which considers, among other things, the average of the last five years' losses. Classified loans include problem loans determined by an internal loan review committee or established classification criteria. The allowance for classified loans is determined by various methods including specific evaluation of collateral fair value, historical loss criteria and other specific analysis as needed. First State determines the allowance for loan losses based on specific review of all problem loans. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for nonproblem loans considers historical losses and other relevant factors. The allowances are reviewed several times throughout the year to consider changes in loan portfolio and classification of loans which results in a self-correction mechanism.

NONINTEREST INCOME

     Noninterest income for the nine months ended December 31, 1998, totaled $620,000 as compared to $1,374,000 for the year ended March 31, 1998. The decrease was primarily the result of a gain of $511,000 recorded on the sale of real estate held for investment during the prior period, as well as comparing a nine-month period to a twelve-month period.

NONINTEREST EXPENSE

     Noninterest  expense for the nine months ended  December 31, 1998,  totaled

$3.5 million as compared to $4.5 million for the year ended March 31, 1998. This decrease is primarily the result of comparing a nine-month period to a twelve-month period.

INCOME TAXES

     Federal and state income taxes decreased $395,000, or 42.7%, to $530,000 in the nine months ended December 31, 1998, from $925,000 for the year ended March 31, 1998. The decrease was primarily the result of the approximate 37.5% decrease in income before taxes for the nine months ended December 31, 1998, as compared to the year ended March 31, 1998. The Company's effective tax rate for the nine months ended December 31, 1998, was 33% compared to 36% for the year ended March 31, 1998.

                                COMMON STOCK DATA

     The Company's common stock trades on the NASDAQ SmallCap Stock Market under the symbol "FFDB". Trading information regarding the common stock appears in The Wall Street Journal under the abbreviation "FirstFdB". There currently are 2,507,011 shares of common stock outstanding and approximately 344 holders of record of the common stock. The following table sets forth the stock market price ranges of FirstFed Bancorp, Inc. as reported by NASDAQ SmallCap Market Systems and cash dividends declared per share of common stock for the calendar quarters as indicated.



                                               Stock Market         Dividends
Nine Months Ended December 31, 1998:           Price Range          Declared
                                               -----------         -----------
                                             Low         High       Per Share
                                            -----       ------     -----------
       First Quarter                     $  11.125    $  12.50     $   .1325
       Second Quarter                       11.00        12.50         .07
       Third Quarter                         9.50        11.125        .07

Year Ended December 31, 1999:

       First Quarter                     $   9.00     $  11.00     $   .14
       Second Quarter                        8.25        10.43         .07
       Third Quarter                         8.00        10.00         .07
       Fourth Quarter                        7.75        10.00         .07

BOARDS OF DIRECTORS        FirstFed Bancorp, Inc. and First Federal Savings Bank
--------------------------------------------------------------------------------

                               B. K. Goodwin, III
          Chairman of the Board, Chief Executive Officer and President

                                  Fred T. Blair
                                     Retired

                                 James B. Koikos
                          Owner, Bright Star Restaurant

                                   A. W. Kuhn
                                     Retired

                                Malcolm E. Lewis
                                     Retired

                                E. H. Moore, Jr.
                 President and Owner, Buddy Moore Trucking, Inc.

                                 James E. Mulkin
                          President, Mulkin Enterprises

                                 Robert E. Paden
                             Attorney, Paden & Paden

                                G. Larry Russell
                           Certified Public Accountant

                                                 First State Bank of Bibb County
--------------------------------------------------------------------------------

                               B. K. Goodwin, III
                              Chairman of the Board

                                Milton R. Fulgham
                      Chief Executive Officer and President

                           William Elbert Belcher, III
                      Owner, Belcher Forest Products, Inc.

                                 R. Hugh Edmonds
                           Owner, Hugh Edmonds Realty

                               Randall J. Gilmore
                      Chairman, Moultrie Enterprises, Inc.

                                 Albert L. Green
                             Manager, N.D. Cass, Co.

                                 Howard C. Pate
                                     Retired

                                  Joe E. Weeks
                         Owner, J & J Metal and Salvage

OFFICERS                   FirstFed Bancorp, Inc. and First Federal Savings Bank
--------------------------------------------------------------------------------
   Executive Officers of FirstFed Bancorp, Inc. and First Federal Savings Bank


                               B. K. Goodwin, III
          Chairman of the Board, Chief Executive Officer and President

                                 C. Larry Seale
                            Executive Vice President

                                  Lynn J. Joyce
        Chief Financial Officer, Vice President, Secretary and Treasurer


                     Officers of First Federal Savings Bank

                               James E. Smith, Jr.
                                 Vice President

                                Cathy N. Ackerman
                   Assistant Vice President and Branch Manager

                                  W. Max Adams
                   Assistant Vice President and Branch Manager

                                 John F. Ammons
                   Assistant Vice President and Branch Manager

                                Brenda M. Baswell
                            Assistant Vice President

                                 F. Scott Morris
                               Compliance Officer

                               Robert Nelson, III
                    Assistant Vice President and Loan Officer

                                Martha P. Peeples
                   Assistant Vice President and Branch Manager

                                 J. Alton Yeager
                            Assistant Vice President


                                                 First State Bank of Bibb County
--------------------------------------------------------------------------------
                   Officers of First State Bank of Bibb County

                                Milton R. Fulgham
                      Chief Executive Officer and President

                           William Paul Province, Jr.
                            Executive Vice President

                                 Charlotte White
                                 Vice President

                                Melanie M. Seagle
                                     Cashier

                                  Pamela Gamble
                                  Loan Officer

COMPANY DATA
--------------------------------------------------------------------------------
ANNUAL MEETING


FirstFed Bancorp, Inc.'s Annual Meeting of Stockholders will be held at the main office, 1630 4th Avenue North, Bessemer, Alabama, 35020 on Tuesday, April 25, 2000, at 4:30 P.M.

REGISTRAR AND TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572

INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP
Birmingham, Alabama

ANNUAL REPORT ON FORM 10-KSB

The December 31, 1999, Annual Report on Form 10-KSB filed with the Securities and Exchange Commission is available on or after March 30, 2000, upon request to all stockholders free of charge from the following:

Lynn J. Joyce, Secretary
FirstFed Bancorp, Inc.
1630 4th Avenue North
Post Office Box 340
Bessemer, AL 35021-9988



OFFICE LOCATIONS

First Federal Savings Bank
Main Office: 1630 4th Avenue North 35020
Hueytown Office: 1351 Hueytown Road 35023
Pelham Office: 56 Pelham Plaza Shopping Center 35124
Hoover Office: 1604 Montgomery Highway 35216
Vance Office: 18704 Highway 11 North 35490

First State Bank of Bibb County
West Blocton Office: Main Street 35184
Centreville Office: 125 Birmingham Road 35042
North Bibb Office: Highway 5 35188