Form 10QSB
period 2000-03-31
FIRSTFED BANCORP INC
filed 2000-05-11
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                    -------------

                         Commission File Number: 0-19609
                                    ---------

                             FirstFed Bancorp, Inc.
                   -------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                        63-1048648
--------------------------------                      ---------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                             35020
--------------------------------                         -------------
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

         YES  [ X ]         NO   [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                 Outstanding at May 5, 2000
----------------------------                      --------------------------
Common Stock, $.01 par value                         2,511,915 shares

Transitional Small Business Disclosure Format
(Check one):

         YES  [   ]         NO   [ X ]

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                         Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2000, AND DECEMBER 31, 1999..............................2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED MARCH 31, 2000 AND 1999.....................................3

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY FOR THE THREE
  MONTHS ENDED MARCH 31, 2000 AND 1999 ....................................4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999...............................5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ......................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION.................................................8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11

ITEM 5.  OTHER INFORMATION................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................11

SIGNATURES................................................................12


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

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     FIRSTFED BANCORP, INC.
                                     ----------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    --------------------------------------------------------
                                  (Dollar amounts in thousands)
                                                                         March 31,     December 31,
ASSETS                                                                      2000           1999
                                                                         ---------      ---------
Cash and Cash Equivalents:
         Cash on hand and in banks                                       $   3,943      $   6,132
         Interest-bearing deposits in other banks                           10,082          6,455
         Federal funds sold                                                  7,350          5,250
                                                                         ---------      ---------
                                                                            21,375         17,837
                                                                         ---------      ---------
Securities available-for-sale, at fair value                                12,204         12,383
Loans held for sale                                                            106            255
Securities held-to-maturity, at amortized cost, fair
         value of $18,131 and $18,602, respectively                         18,336         18,825
Loans receivable, net                                                      113,887        114,404
Land, buildings and equipment, net                                           3,100          3,151
Goodwill                                                                     1,173          1,200
Real estate owned                                                              879            709
Accrued interest receivable                                                  1,495          1,603
Other assets                                                                   830            880
                                                                         ---------      ---------
                                                                         $ 173,385      $ 171,247
                                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                        $ 153,465      $ 151,579
         Accrued interest payable                                              166            147
         Dividends payable                                                     175            175
         Other liabilities                                                     381            366
                                                                         ---------      ---------
                                                                           154,187        152,267
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
                  authorized, none outstanding                                  --             --
         Common stock, $.01 par value, 10,000,000 shares
                  authorized, 3,089,389 shares issued and 2,509,487
                  shares outstanding at March 31, 2000 and 3,084,133
                  shares issued and 2,347,886 shares outstanding at
                  December 31, 1999                                             31             31
         Paid-in capital                                                     7,820          7,773
         Retained earnings                                                  16,189         16,155
         Deferred compensation obligation                                    1,353          1,307
         Deferred compensation treasury stock (159,550
                  shares at March 31, 2000 and 156,345 shares at
                  December 31, 1999)                                        (1,466)        (1,433)
         Treasury stock, at cost (579,902 shares at March 31, 2000
                  and December 31, 1999)                                    (3,752)        (3,752)
         Unearned compensation                                                (897)          (934)
         Accumulated other comprehensive income                                (80)          (167)
                                                                         ---------      ---------
                                                                            19,198         18,980
                                                                         ---------      ---------
                                                                         $ 173,385      $ 171,247
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

                             FIRSTFED BANCORP, INC.
                             ----------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
             (Dollar amounts in thousands, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                         2000            1999
                                                      ----------      ----------
INTEREST INCOME:
         Interest and fees on loans                   $    2,574      $    2,480
         Interest and dividends on
           securities                                        458             299
         Other interest income                               178             425
                                                      ----------      ----------
           Total interest income                           3,210           3,204
                                                      ----------      ----------

INTEREST EXPENSE:
         Interest on deposits                              1,518           1,779
                                                      ----------      ----------
           Total interest expense                          1,518           1,779
                                                      ----------      ----------
  Net interest income                                      1,692           1,425
         Provision for loan losses                            29              29
                                                      ----------      ----------
  Net interest income after
    provision for  oan losses                              1,663           1,396
                                                      ----------      ----------

NONINTEREST INCOME:
         Fees and other noninterest income                   216             239
                                                      ----------      ----------
           Total noninterest income                          216             239
                                                      ----------      ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits                      737             650
         Office building and equipment
           expenses                                          149             147
         Deposit insurance expense                            10              19
         Amortization of goodwill                             27              27
         Other operating expenses                            350             304
                                                      ----------      ----------
           Total noninterest expenses                      1,273           1,147
                                                      ----------      ----------
  Income before in  me taxe                                  606             488

         Provision for income taxes                          221             177
                                                      ----------      ----------
  NET INCOME                                          $      385      $      311
                                                      ==========      ==========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                           2,437,021       2,386,377
                                                      ==========      ==========
BASIC EARNINGS PER SHARE                              $      .16      $      .13
                                                      ==========      ==========
AVERAGE N MBER OF SHARES
         OUTSTANDING - DILUTED                         2,518,683       2,464,437
                                                      ==========      ==========
DILUTED EARNINGS PER SHARE                            $      .15      $      .13
                                                      ==========      ==========
DIVIDENDS DECLARED PER SHARE                          $      .14      $      .14
                                                      ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                                                       FIRSTFED BANCORP, INC.
                                                       ----------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      ---------------------------------------------------------
                                         For the Three Months Ended March 31, 2000 and 1999
                                         --------------------------------------------------
                                       (Dollar amounts in thousands, except per share amounts)

                                                                                Deferred                       Accumulated
                                                                    Deferred    Compen-                          Compre-    Compre-
                                                                     Compen-     sation              Unearned    hensive    hensive
                                    Common    Paid-In    Retained    sation     Treasury   Treasury   Compen-    Income     Income
                                     Stock    Capital    Earnings  Obligation    Stock       Stock    sation     (Loss)     (Note 1)
                                     -----    -------    --------  ----------    -----       -----    ------     ------     --------
BALANCE, December 31, 1998        $    30   $ 7,502   $  15,622    $  1,199    $(1,373)   $(3,752)  $(1,064)   $    39

     Net income                        --        --         311          --         --         --        --         --    $   311
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $21                 --        --          --          --         --         --        --        (37)       (37)
     Comprehensive income-             --        --          --          --         --         --        --         --    $   274
     Amortization of unearned
         compensation                  --        --          --          --         --         --        38         --
     Dividends declared ($.14
         per share)                    --        --        (347)         --         --         --        --         --
     Exercise of stock options1        45                    --          --         --         --        --         --
     Amortization of Deferred
         Compensation                  --        --          --           8         --         --        --         --
     Purchase of Deferred
         Compensation Treasury         --        --          --          17        (17)        --        --         --
     Stock issued under Dividend
         Reinvestment Plan             --        61          --          --         --         --        --         --
                                  -------   -------   --------    ---------    -------    -------   -------    -------
BALANCE, March 31, 1999           $    31   $ 7,608   $  15,586   $   1,224    $(1,390)   $(3,752)  $(1,026)   $     2
                                  =======   =======   =========   =========    =======    =======   =======    =======

BALANCE, December 31, 1999$            31     7,773   $ 16,155    $   1,307    $(1,433)   $(3,752)  $  (934)   $  (167)

     Net income                        --        --        385           --         --         --        --         --    $   385
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $31                 --        --         --           --         --         --        --         87         87
     Comprehensive income-             --        --         --           --         --         --        --         --    $   298
     Amortization of unearned
         compensation                  --        --         --           --         --         --        37         --
     Dividends declared ($.14
         per share)                    --        --       (351)          --         --         --        --         --
     Amortization of Deferred
         Compensation                  --        --         --           13         --         --        --         --
     Purchase of Deferred
         Compensation Treasury         --        --         --           33        (33)        --        --         --
     Stock issued under Dividend
         Reinvestment Plan             --        47         --           --         --         --        --         --
                                  -------   -------   --------    ---------    -------    -------   -------   --------
BALANCE, March 31, 2000           $    31   $ 7,820   $ 16,189    $   1,353    $(1,466)   $(3,752)  $  (897)  $    (80)
                                  =======   =======   ========    =========    =======    =======   =======   ========

See accompanying notes to condensed consolidated financial statements.

                                          FIRSTFED BANCORP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -----------------------------------------------
                                       (Dollar amounts in thousands)
                                                                                       Three Months Ended
                                                                                            March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2000           1999
                                                                                    --------      --------
  Net income                                                                        $    385      $    311
  Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation, amortization and accretion                                            131            81
     Loan fees (cost) deferred, net                                                        7            84
   Provision for loan losses                                                              29            29
     Loss (gain) on sale of real estate, net                                              36           (26)
     Origination of loans held for sale                                               (1,324)       (4,315)
     Proceeds from loans held for sale                                                 1,473         5,726
     Amortization of goodwill                                                             27            27
     Provision for deferred compensation                                                  33            17
     Decrease (increase) in assets:
         Accrued interest receivable                                                     108            43
         Other assets                                                                    118           (32)
     Increase (decrease) in liabilities:
   Accrued interest payable                                                               19            18
         Other liabilities                                                                15            36
                                                                                    --------      --------
         Net cash provided by operating activities                                     1,057         1,999
                                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                              200         1,350
  Purchase of securities available-for-sale                                               --        (2,000)
  Proceeds from maturities and payments received on securities held-to-maturity          457         3,220
  Purchase of securities held-to-maturity                                                 --        (4,000)
  Proceeds from sale of real estate and repossessed assets                               100           645
  Net loan repayments (originations)                                                     188        (2,409)
  Capital expenditures                                                                   (13)         (144)
                                                                                    --------      --------
         Net cash provided by (used in) investing activities                             932        (3,338)
                                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                 1,886        (4,759)
  Proceeds from exercise of stock options                                                 --            45
  Dividends paid                                                                        (351)         (351)
  Proceeds from dividend reinvestment                                                     47            61
  Purchase of treasury stock for Deferred Compensation Plan                              (33)          (17)
                                                                                    --------      --------
         Net cash provided by (used in) financing activities                           1,549        (5,021)
                                                                                    --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,538        (6,360)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      17,837        43,635
                                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 21,375      $ 37,275
                                                                                    ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                                   $    100      $     31
     Interest                                                                          1,499         1,761
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                                   304            93


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

The accompanying condensed consolidated financial statements as of March 31, 2000 (unaudited), and December 31, 1999, and for the three months ended March 31, 2000 and 1999 (unaudited), include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto incorporated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 1999, Consolidated Financial Statements.

2. EARNINGS AND DIVIDENDS PER SHARE:
   ---------------------------------

Earnings per share ("EPS") for the three months ended March 31, 2000 and 1999, respectively, were as follows:

                                           Three Months                                 Three Months
                                       Ended March 31, 2000                         Ended March 31, 1999
                           -----------------------------------------    ----------------------------------------
                                            Dilutive                                     Dilutive
                                            Effect of                                    Effect of
                                             Options                                      Options
                               Basic         Issued        Diluted        Basic           Issued        Diluted
                           ----------     ----------     ----------     ----------     ----------     ----------
Net income                 $  385,000             --     $  385,000     $  311,000             --     $  311,000

Shares available to
   common shareholders      2,437,021         81,662      2,518,683      2,386,377         78,060      2,464,437
                           ----------     ----------     ----------     ----------     ----------     ----------

Earnings per share         $     0.16             --     $     0.15     $     0.13             --     $     0.13
                           ==========     ==========     ==========     ==========     ==========     ==========

Options to purchase 12,985 shares of common stock were outstanding during the quarter ended March 31, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

Dividends declared for the quarter ended March 31, 2000, consisted of a $.07 per share special dividend and $.07 per share quarterly dividend.

3. SEGMENT DISCLOSURE:
   ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three months ended March 31, 2000 and 1999.

                                                        March 31, 2000
                                  -----------------------------------------------------
                                    Banking     Holding                          Total
                                  Operations    Company      Eliminations       Company
                                  ----------    -------      ------------       -------
                                                      (In thousands)
Net interest income                $   1,672    $      20      $       -      $    1,692
Provision for loan losses                 29           -               -              29
Noninterest income                       216           -               -             216
Noninterest expense                    1,137         136               -           1,273
                                   ---------    --------       ---------      ----------
     Income before income
         taxes                           722        (116)              -             606
Income tax expense                       260         (39)              -             221
                                   ---------    --------       ---------      ----------
      Net income                   $     462    $    (77)      $       -      $      385
                                   =========    ========       ========       ==========

     Total assets                  $ 173,236    $ 19,487       $ (19,338)     $  173,385
                                   =========    ========       =========      ==========
                                                       March 31, 1999
                                  -----------------------------------------------------
                                    Banking     Holding                          Total
                                  Operations    Company      Eliminations       Company
                                  ----------    -------      ------------       -------
                                                      (In thousands)
Net interest income                $   1,400    $      25      $       -       $   1,425
Provision for loan losses                 29           -               -              29
Noninterest income                       239           -               -             239
Noninterest expense                    1,059          88               -           1,147
                                   ---------    --------       ---------      ----------
     Income before income
         taxes                           551         (63)              -             488
Income tax expense                       200         (23)              -             177
                                   ---------    --------       ---------      ----------
     Net income                    $     351    $    (40)      $       -      $      311
                                   =========    ========       =========       =========

     Total assets                  $ 181,016    $ 18,619       $ (18,115)     $  181,520
                                   =========    ========       =========      ==========

ITEM MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Comparison of Financial Condition as of March 31, 2000, and December 31, 1999
-----------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and fed funds sold increased $5,727, or 48.9%, to $17,432 at March 31, 2000. The increase is primarily the result of a slight decrease in loans, securities and cash.

Securities available for sale and held to maturity decreased in the aggregate $668, or 2.1%, to $30,540 at March 31, 2000, primarily due to maturities and repayments.

Loans receivable, net, at March 31, 2000, were $113,887, a decrease of $517, or 0.5%, from $114,404 at December 31, 1999. The decrease in loans receivable, net, was primarily due to a slight decrease in demand for adjustable-rate loans not sold into the secondary market.

The Company's consolidated allowance for loan losses decreased slightly to $984 at March 31, 2000, from $1,038 at December 31, 1999. This decrease was primarily due to charge-offs over recoveries of $83 net of a provision of $29. Nonperforming loans at March 31, 2000, increased to $2,723, or 2.39% of loans receivable, from $2,027, or 1.77% of loans receivable, at December 31, 1999. At March 31,2000, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $879 at March 31, 2000, an increase of $170 from December 31, 1999, as a result of the addition of several properties net of several dispositions.

Deposits increased $1,886, or 1.2%, to $153,465 at March 31, 2000, from $151,579 at December 31, 1999. The increase is primarily the result of fluctuations in checking and savings account balances.

The Company had stockholders' equity of $19,198 as of March 31, 2000, an increase of $218, or 1.1%, from $18,980 as of December 31, 1999. The increase was primarily attributable to net income for the three months ended March 31, 2000, of $385, net of dividends of $.14 per share. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At March 31, 2000, the Banks had commitments to originate and fund loans of $8.6 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at March 31,2000, was 19%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of March 31, 2000.

                                                 First Federal               First State               The Company
                                           ----------------------      ---------------------       ---------------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill         $13,3941         7.22%      $ 3,954        15.58%       $18,025        17.39%
Minimum Required                              3,111         4.00%        1,015         4.00%         4,147         4.00%
                                            -------        -----       -------        -----        -------        -----
Excess                                      $10,283        13.22%      $ 2,939        11.58%       $13,878        13.39%
                                            =======        =====       =======        =====        =======        =====
Total Capital
Tier 1 Capital plus allowances
  for loan losses                           $14,100        18.13%      $ 4,219        16.62%       $19,009        18.33%
Minimum Required                              6,223         8.00%        2,031         8.00%         8,294         8.00%
                                            -------        -----       -------        -----        -------        -----
Excess                                      $ 7,877        10.13%      $ 2,188         8.62%       $10,715        10.33%
                                            =======        =====       =======        =====        =======        =====

LEVERAGE RATIOS
Tier 1 Capital                              $13,394        10.47%      $ 3,954         8.79%       $18,025        10.46%
Minimum Leverage Requirement                  5,119         4.00%        1,799         4.00%         6,993         4.00%
                                            -------        -----       -------        -----        -------        -----
Excess                                      $ 8,275         6.47%      $ 2,155         4.79%       $11,032         6.46%
                                            =======        =====       =======        =====        =======        =====

TANGIBLE CAPITAL RATIO
Tangible Capital                            $13,394        10.47%          N/A                         N/A
Tangible Capital Requirement                  1,920         1.50%
                                            -------        -----
Excess                                      $11,474         8.97%
                                            =======        =====

As of March 31, 2000, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

Net income for the three months ended March 31, 2000, was $385, an increase of $74, or 23.8%, from net income of $311 for the three months ended March 31, 1999. The increase was primarily attributable to an increase in the Banks' interest rate spread.

Interest Income
---------------

Total interest income increased $6, or 0.2%, to $3,210 for the three months ended March 31, 2000. This increase was primarily due to an increase in the average yield on interest-earning assets to 8.2% from 7.5%. This increase was partially offset by a decrease in the average balance of interest-earnings assets.

Interest Expense
----------------

Interest expense for the quarter ended March 31, 2000, was $1,518, a decrease of $261, or 14.7%, from $1,779 for the quarter ended March 31, 1999. The decrease was primarily the result of a reduction in average rate paid to 4.0% for the three months ended March 31, 2000, compared to 4.3% for the corresponding quarter of the previous year, in addition to a decrease in average balance. The decrease in the average rate paid on deposits is primarily the result of the movement of rate-sensitive funds.

Net Interest Income
-------------------

Net interest income for the quarter ended March 31, 2000, increased $267, or 18.7%, to $1,692 from the quarter ended March 31, 1999, level of $1,425. This increase was due in part to an increase in the average net interest spread to 4.1% for the first quarter of fiscal 2000 compared to 3.2% for the same period a year ago. The increase was net of a decrease in the average balance of interest-earning assets and interest-bearing liabilities during the first quarter of fiscal 2000 compared to the same period a year ago. The net interest margin increased to 4.3% in the first quarter of fiscal 2000.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $29 during the quarter ended March 31, 2000. The Banks' allowances for loan losses were based on management's evaluation of possible losses in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income during the quarter ended March 31, 2000, decreased $23, to $216, from the March 31, 1999, level of $239. The decrease in noninterest income is primarily the result of a decrease in secondary market fees for loans sold.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended March 31, 2000, increased $126, or 11.0%, to $1,273, from the March 31, 1999, quarter of $1,147. The increase was attributable to slight increases in employee costs and other operating expenses.

Income Taxes
------------

The provision for income taxes increased $44, or 24.9%, to $221 for the quarter ended March 31, 2000, as compared to the corresponding quarter in the previous year. The increased tax expense was due primarily to an increase in pretax income from the same period a year ago.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 2000, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                                  FIRSTFED BANCORP, INC.

Date: May 11, 2000                                \s\ B. K. Goodwin, III
      ------------                                ----------------------
                                                  B. K. Goodwin, III,
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  and President

Date: May 11, 2000                                \s\ Lynn J. Joyce
      ------------                                -----------------
                                                  Lynn J. Joyce
                                                  Chief Financial Officer, Vice
                                                  President, Secretary and
                                                  Treasurer