Form 10QSB
period 2000-06-30
FIRSTFED BANCORP INC
filed 2000-08-10
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         YES  [ X ]         NO   [   ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at July 31, 2000
----------------------------                 ----------------------------
Common Stock, $.01 par value                      2,527,289 shares

Transitional Small Business Disclosure Format
(Check one):

         YES  [  ]         NO   [ X ]

                             FIRSTFED BANCORP, INC.

                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 2000 AND DECEMBER 31, 1999.................................  2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999...............................  3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999...........................  4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED JUNE 30, 2000 AND 1999...................................  5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .......................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION..................................................  8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................  13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................  13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  13

ITEM 5.  OTHER INFORMATION.................................................  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  13

SIGNATURES.................................................................  14


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

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         FIRSTFED BANCORP, INC.
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   ------------------------------------------------------------------
                                     (Dollar amounts in thousands)

                                                                           June 30,       December 31,
ASSETS                                                                       2000             1999
                                                                         -----------      -----------
Cash and Cash Equivalents:
         Cash on hand and in banks                                       $     5,251      $     6,132
         Interest-bearing deposits in other banks                              6,118            6,455
         Federal funds sold                                                    3,150            5,250
                                                                         -----------      -----------
                                                                              14,519           17,837
                                                                         -----------      -----------
Securities available-for-sale, at fair value                                  13,281           12,383
Loans held for sale                                                              365              255
Securities held-to-maturity, at amortized cost, fair
     value of $17,398 and $18,602, respectively                               17,605           18,825
Loans receivable, net                                                        116,388          114,404
Land, buildings and equipment, net                                             3,046            3,151
Goodwill                                                                       1,146            1,200
Real estate owned                                                                976              709
Accrued interest receivable                                                    1,789            1,603
Other assets                                                                     928              880
                                                                         -----------      -----------
                                                                         $   170,043      $   171,247
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                        $   149,860      $   151,579
         Accrued interest payable                                                161              147
         Dividends payable                                                       177              175
         Other liabilities                                                       342              366
                                                                         -----------      -----------
                                                                             150,540          152,267
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                           --               --
         Common stock, $.01 par value, 10,000,000 shares
           authorized,  3,103,710 shares issued and 2,523,808
           shares outstanding at June 30, 2000 and 3,084,133
           shares  issued and 2,347,886 shares
           outstanding at December 31, 1999                                       31               31
         Paid-in capital                                                       7,888            7,773
         Retained earnings                                                    16,448           16,155
         Deferred compensation obligation                                      1,444            1,307
         Deferred compensation treasury stock (159,550 shares at
           June 30, 2000 and 156,345 shares at December 31, 1999)             (1,544)          (1,433)
         Treasury stock, at cost, 579,902 shares at June
           30, 2000, and December 31, 1999                                    (3,752)          (3,752)
         Unearned compensation                                                  (861)            (934)
         Accumulated other comprehensive income                                 (151)            (167)
                                                                         -----------      -----------
                                                                              19,503           18,980
                                                                         -----------      -----------
                                                                         $   170,043      $   171,247
                                                                         ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                                       FIRSTFED BANCORP, INC.
                                       ----------------------
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        -----------------------------------------------------
                       (Dollar amounts in thousands, except per share amounts)
                       -------------------------------------------------------


                                              Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                            -------------------------     -------------------------
                                               2000           1999           2000            1999
                                            ----------     ----------     ----------     ----------
INTEREST INCOME:
         Interest and fees on loans         $    2,669     $    2,496     $    5,243     $    4,976
         Interest and dividends on
           securities                              493            362            951            661
         Other interest income                     155            357            333            782
                                            ----------     ----------     ----------     ----------
           Total interest income                 3,317          3,215          6,527          6,419
                                            ----------     ----------     ----------     ----------

INTEREST EXPENSE:
         Interest on deposits                    1,532          1,646          3,050          3,425
                                            ----------     ----------     ----------     ----------
           Total interest expense                1,532          1,646          3,050          3,425
                                            ----------     ----------     ----------     ----------

  Net interest income                            1,785          1,569          3,477          2,994
         Provision for loan losses                  28             28             57             57
                                            ----------     ----------     ----------     ----------
  Net interest income after
    provision for loan losses                    1,757          1,541          3,420          2,937
                                            ----------     ----------     ----------     ----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                  223            230            439            469
                                            ----------     ----------     ----------     ----------
           Total noninterest income                223            230            439            469
                                            ----------     ----------     ----------     ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits            740            712          1,477          1,362
         Office building and equipment
           expenses                                145            157            294            304
         Amortization of goodwill                   27             27             54             54
         Other operating expenses                  367            348            727            671
                                            ----------     ----------     ----------     ----------
           Total noninterest expense             1,279          1,244          2,552          2,391
                                            ----------     ----------     ----------     ----------

  Income before income taxes                       701            527          1,307          1,015
         Provision for income taxes                265            194            486            371
                                            ----------     ----------     ----------     ----------
  NET INCOME                                $      436     $      333     $      821     $      644
                                            ==========     ==========     ==========     ==========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                 2,443,782      2,400,787      2,440,401      2,393,622
                                            ==========     ==========     ==========     ==========
BASIC EARNINGS PER SHARE                    $      .18     $      .14     $      .34     $      .27
                                            ==========     ==========     ==========     ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED               2,506,679      2,476,106      2,508,959      2,470,880
                                            ==========     ==========     ==========     ==========
DILUTED EARNINGS PER SHARE                  $      .17     $      .13     $      .32     $      .26
                                            ==========     ==========     ==========     ==========
DIVIDENDS DECLARED PER SHARE                $      .07     $      .07     $      .21     $      .21
                                            ==========     ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.
                                        3

                                                       FIRSTFED BANCORP, INC.
                                                       ----------------------
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 -------------------------------------------------------------------
                                           For the Six Months Ended June 30, 2000 and 1999
                                       (Dollar amounts in thousands, except per share amounts)

                                                                                                                  Unrealized
                                                                                  Deferred                      Gain (Loss)
                                                                     Deferred      Compen-                     on Securities
                                                                      Compen-      sation             Unearned   Available   Compre-
                                        Common    Paid-In  Retained   sation     Treasury  Treasury    Compen-    for Sale,  hensive
                                         Stock    Capital  Earnings  Obligation    Stock     Stock     sation        Net      Income
                                         -----    -------  --------  ----------    -----     -----     ------        ---      ------
BALANCE, December 31, 1998             $     30  $  7,502  $ 15,622  $  1,199   $ (1,373)  $ (3,752) $ (1,064)   $     39

     Net income                              --        --       644        --         --         --        --          --    $  644
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $84                       --        --        --        --         --         --        --        (114)     (114)
                                                                                                                             ------
     Comprehensive income                    --        --        --        --         --         --        --          --    $  530
                                                                                                                             ======
     Amortization of unearned
         compensation                        --        --        --        --         --         --        75          --
     Dividends declared ($.21
         per share)                          --        --      (521)       --         --         --        --          --
     Exercise of stock options               --        60        --        --         --         --        --          --
     Change in stock value of Employee
         Stock Ownership Plan                --       (13)       --        --         --         --        --          --
     Amortization of Deferred
         Compensation                        --        --        --        21         --         --        --          --
     Purchase of Deferred
         Compensation Plan                   --        --        --        23        (23)        --        --          --
     Stock issued under Dividend
         Reinvestment Plan                    1        89        --        --         --         --        --
                                       --------  --------  --------  --------              --------  ---------   --------
BALANCE, June 30, 1999                 $     31  $  7,638  $ 15,745  $  1,243   $ (1,396)  $ (3,752) $   (989)   $    (75)
                                       ========  ========  ========  ========   ========   ========= ========    ========


BALANCE, December 31, 1999             $     31  $  7,773  $ 16,155  $  1,307   $ (1,433)  $ (3,752) $   (934)   $   (167)

     Net income                              --        --       821        --         --         --        --          --    $  821
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $6                        --        --        --        --         --         --        --          16        16
                                                                                                                             ------
     Comprehensive income                    --        --        --        --         --         --        --          --    $  837
                                                                                                                             ======
     Amortization of unearned
         compensation                        --        --        --        --         --         --        73          --
     Dividends declared ($.21
         per share)                          --        --      (528)       --         --         --        --          --
     Exercise of stock options               --        39        --        --         --         --        --          --
     Amortization of Deferred
         Compensation                        --        --        --        26         --         --        --          --
     Purchase of Deferred
         Compensation Treasury               --        --        --       111       (111)        --        --          --
     Stock issued under Dividend
         Reinvestment Plan                   --        76        --        --         --         --        --
                                       --------  --------  --------  --------              --------  --------    --------
BALANCE, June 30, 2000                 $     31  $  7,888  $ 16,448  $  1,444    $ (1,544) $ (3,752) $   (861)   $   (151)
                                       ========  ========  ========  ========    ========  ========= ========    ========

See accompanying notes to condensed consolidated financial statements.

                                           FIRSTFED BANCORP, INC.
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollar amounts in thousands)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  2000         1999
                                                                                    --------      --------
  Net income                                                                        $    821      $    644
  Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation, amortization and accretion                                            192           200
     Loan fees deferred, net                                                              23           196
     Provision for loan losses                                                            57            57
     Loss (gain) on sale of real estate, net                                              64           (26)
     Origination of loans held for sale                                               (3,010)       (8,003)
     Proceeds from loans held for sale                                                 2,900         9,453
     Amortization of goodwill                                                             54            54
     Provision for deferred compensation                                                 111            --
     Decrease (increase) in assets:
         Accrued interest receivable                                                    (186)         (105)
         Other assets                                                                    (60)          247
     Increase (decrease) in liabilities:
         Accrued interest payable                                                         14            (2)
         Other liabilities                                                               (24)         (131)
                                                                                    --------      --------
           Net cash provided by operating activities                                     956         2,584
                                                                                    --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                              450         1,800
  Proceeds from the sale of securities available-for-sale                                536            --
  Purchase of securities available-for-sale                                           (1,847)       (7,252)
  Proceeds from maturities and payments received on securities held-to-maturity        1,183         6,330
  Purchase of securities held-to-maturity                                                 --        (5,000)
  Proceeds from sale of real estate and repossessed assets                               116           668
  Net loan originations                                                               (2,365)       (2,351)
  Capital expenditures                                                                  (106)         (229)
                                                                                    --------      --------
         Net cash used in investing activities                                        (2,033)       (6,034)
                                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in deposits, net                                                           (1,719)       (4,354)
  Dividends paid                                                                        (526)         (525)
  Proceeds from dividend reinvestment                                                     76
                                                                                                        89
  Proceeds from exercise of stock options                                                 39            60
  Purchase of treasury stock for Deferred Compensation Plan                             (111)           --
                                                                                    --------      --------
         Net cash used in financing activities                                        (2,241)      (4,730)
                                                                                    --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (3,318)       (8,180)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      17,837        43,635
                                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 14,519      $ 35,455
                                                                                    ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                                   $    584      $     20
     Interest                                                                          3,036         3,427
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                                   357           169


See accompanying notes to condensed consolidated financial statements

                             FIRSTFED BANCORP, INC.
                             ----------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------


1. BASIS OF PRESENTATION:
   ----------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and First State Corporation ("FSC"), which in turn is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks".

The accompanying unaudited condensed consolidated financial statements as of June 30, 2000, and December 31, 1999, and for the three and six months ended June 30, 2000 and 1999, include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 1999, Consolidated Financial Statements.

2. EARNINGS AND DIVIDENDS PER SHARE:
   ---------------------------------

Earnings per share for the three and six months ended June 30, 2000 and 1999, respectively, were as follows:

                                           Three Months                                 Three Months
                                        Ended June 30, 1999                         Ended June 30, 2000
                             ----------------------------------------     ----------------------------------------
                                             Dilutive                                     Dilutive
                                             Effect of                                    Effect of
                                              Options                                      Options
                                Basic         Issued          Diluted        Basic         Issued         Diluted
                             ----------     ----------     ----------     ----------     ----------     ----------
Net income                   $  436,000             --     $  436,000     $  333,000             --     $  333,000
Shares available to
     common shareholders      2,443,782         62,897      2,506,679      2,400,787         75,319      2,476,106
                             ----------     ----------     ----------     ----------     ----------     ----------


Earnings per share           $     0.18             --     $     0.17     $     0.14             --     $     0.13
                             ==========     ==========     ==========     ==========     ==========     ==========


                                             Six Months                                  Six Months
                                        Ended June 30, 1999                         Ended June 30, 2000
                             ----------------------------------------     ----------------------------------------
                                             Dilutive                                     Dilutive
                                             Effect of                                    Effect of
                                              Options                                      Options
                                Basic         Issued          Diluted        Basic         Issued         Diluted
                             ----------     ----------     ----------     ----------     ----------     ----------
Net income                   $  821,000             --     $  821,000     $  644,000             --     $  644,000
Shares available to
   common shareholders        2,440,401         68,558      2,508,959      2,393,622         77,258      2,470,880
                             ----------     ----------     ----------     ----------     ----------     ----------

Earnings per share           $     0.34             --     $     0.32     $     0.27             --     $     0.26
                             ==========     ==========     ==========     ==========     ==========     ==========

               Dividends declared for the quarter ended June 30, 2000, consisted of a $.07 per share quarterly dividend and for the six months ended June 30, 2000, consisted of $.14 per share quarterly dividends and a $.07 per share special dividend.

              3.SEGMENT DISCLOSURE:
                ------------------

               The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and six months ended June 30, 2000 and 1999.

                                        Three Months Ended June 30, 2000
                             ---------------------------------------------------
                               Banking     Holding                        Total
                             Operations    Company     Eliminations      Company
                             ----------    -------     ------------      -------
                                              (In thousands)
Net interest income           $  1,763     $     22      $      --      $  1,785
Provision for loan losses           28           --             --            28
Noninterest income                 223           --             --           223
Noninterest expense              1,124          155             --         1,279
                              --------     --------      ---------      --------
    Income before income
        taxes                      834         (133)            --           701
Income tax expense                 313          (48)            --           265
                              --------     --------      ---------      --------
    Net income                $    521     $    (85)     $      --      $    436
                              ========     ========      =========      ========
    Total assets              $169,615     $ 19,738      $ (19,310)     $170,043
                              ========     ========      =========      ========

                                        Three Months Ended June 30, 1999
                             ---------------------------------------------------
                               Banking     Holding                        Total
                             Operations    Company     Eliminations      Company
                             ----------    -------     ------------      -------
                                              (In thousands)
 Net interest income          $  1,546     $     23      $       -      $  1,569
 Provision for loan losses          28            -              -            28
 Noninterest income                230            -              -           230
 Noninterest expense             1,116          128              -         1,244
                              --------     --------      ---------      --------
     Income before income
         taxes                     632         (105)             -           527
 Income tax expense                229          (35)             -           194
                              --------     --------      ---------      --------
     Net income               $    403     $    (70)     $       -      $    333
                              ========     ========      =========      ========
     Total assets             $181,794     $ 18,446      $ (18,339)     $181,901
                              ========     ========      =========      ========

                                        Six Months Ended June 30, 2000
                             ---------------------------------------------------
                               Banking     Holding                        Total
                             Operations    Company     Eliminations      Company
                             ----------    -------     ------------      -------
                                              (In thousands)
Net interest income           $  3,435     $     42      $      --      $  3,477
Provision for loan losses           57           --             --            57
Noninterest income                 439           --             --           439
Noninterest expense              2,260          292             --         2,552
                              --------     --------      ---------      --------
     Income before income
         taxes                   1,557         (250)            --         1,307
Income tax expense                 573          (87)            --           486
                              --------     --------      ---------      --------
     Net income               $    984     $   (163)     $      --      $    821
                              ========     ========      =========      ========
     Total assets             $169,615     $ 19,738      $ (19,310)     $170,043
                              ========     ========      =========      ========

                                        Six Months Ended June 30, 1999
                             ---------------------------------------------------
                               Banking     Holding                        Total
                             Operations    Company     Eliminations      Company
                             ----------    -------     ------------      -------
                                              (In thousands)
Net interest income           $  2,946     $     48     $       --      $  2,994
Provision for loan losses           57           --             --            57
Noninterest income                 469           --             --           469
Noninterest expense              2,175          216             --         2,391
                              --------     --------      ---------      --------
     Income before income
         taxes                   1,183         (168)            --         1,015
Income tax expense                 429          (58)            --           371
                              --------     --------      ---------      --------
     Net income               $    754     $   (110)     $      --      $    644
                              ========     ========      =========      ========
     Total assets             $181,794     $ 18,446      $ (18,339)     $181,901
                              ========     ========      =========      ========


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

Comparison of Financial Condition as of June 30, 2000, and December 31, 1999
----------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash and cash equivalents decreased $3,318, or 18.6%, to $14,519 at June 30, 2000, from $17,837 at December 31, 1999. This decrease is primarily related to the decrease in deposits and an increase in loans for the same period.

Securities available-for-sale and held-to-maturity decreased $322, or 1.0%, to $30,886 at June 30, 2000, primarily due to repayments, sells and calls less purchases totaling $1,847.

Loans receivable, net, at June 30, 2000, were $116,388, an increase of $1,984, or 1.7%, from $114,404 at December 31, 1999. The increase in loans receivable, net, was primarily due to an increase in the origination of mortgage loans that were retained in the Banks' portfolios.

The Company's consolidated allowance for loan losses decreased slightly to $983 at June 30, 2000, from $1,038 at December 31, 1999. This decrease of $55 was due to net charge-offs over recoveries of $112 offset by a provision of $57. Nonperforming loans, which includes nonaccruing loans and accruing loans delinquent ninety days or more, at June 30, 2000, increased to $2,779, or 2.39% of loans receivable, from $2,027, or 1.77% of loans receivable at December 31, 1999. At June 30, 2000, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $976 at June 30, 2000, an increase of $267 from December 31, 1999, as a result of foreclosures net of sells during the six months ended June 30, 2000.

Deposits decreased $1,719, or 1.1%, to $149,860 at June 30, 2000, from $151,579 at December 31, 1999. The decrease in deposits is primarily the result of the maturity of certificates of deposit generated in special programs. Some rate sensitive funds were not retained.

The Company had stockholders' equity of $19,503 as of June 30, 2000, an increase of $523, or 2.8%, from $18,980 as of December 31, 1999. The primary components of the change were net income for the six months ended June 30, 2000, of $821 less dividends of $.21 per share totaling $528.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At June 30, 2000, the Banks had commitments to originate and fund loans of $8.7 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at June 30, 2000, was 16.4%, which exceeded the applicable regulatory requirement. Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 2000.

                                              First Federal              First State                The Company
                                              -------------              -----------                -----------
RISK-BASED CAPITAL RATIOS Tier 1 Capital:
Stockholders' Equity less goodwill            $12,960   15.67%           $ 4,084   15.68%         $  18,508   16.99%
Minimum Required                                3,307    4.00%             1,042    4.00%             4,358    4.00%
                                              -------   -----            -------   -----          ---------   -----
 Excess                                       $ 9,653   11.67%           $ 3,042   11.68%          $ 14,150   12.99%
                                              =======   =====            =======   =====           ========   =====
Total Capital:
Tier 1 Capital plus allowances
  for loan losses                             $13,680   16.54%           $ 4,347   16.69%         $  19,491   17.89%
Minimum Required                                6,614    8.00%             2,084    8.00%             8,716    8.00%
                                              -------   -----            -------   -----          ---------   -----
Excess                                        $ 7,066    8.54%           $ 2,263    8.69%         $  10,775    9.89%
                                              =======   =====            =======   =====          =========   =====
Total Risk-weighted Assets                    $82,685                    $26,051                  $108,950
                                              =======                    =======                  ========

LEVERAGE RATIO
Tier 1 Capital                                $12,960   10.49%           $ 4,084    9.11%          $ 18,508   10.96%
Minimum Leverage Requirement                    4,944    4.00%             1,793    4.00%             6,754    4.00%
                                              -------   -----            -------   -----          ---------   -----
Excess                                        $ 8,016    6.49%           $ 2,291    5.11%          $ 11,754    6.96%
                                              =======   =====            =======   =====           ========   =====

TANGIBLE CAPITAL RATIO
Tangible Capital                              $12,960   10.49%                  N/A                       N/A
Tangible Capital Requirement                    4,944    1.50%
                                             --------   -----
Excess                                       $  8,016    8.99%
                                             ========   =====

As of June 30, 2000, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended June 30, 2000
and 1999
--------------------------------------------------------------------------------

Net income for the three months ended June 30, 2000, was $436, an increase of $103, or 30.9%, from net income of $333 for the three months ended June 30, 1999. The increase was primarily attributable to an increase in net interest income resulting from an increase in interest rate spread. The increase in interest rate spread is the result of the Banks maintaining on average less assets in short-term liquid investments, coupled with an increase in yield on adjustable rate loans, and the repricing and movement of higher yielding certificates of deposit.

Interest Income
---------------

Total interest income increased $102, or 3.2%, to $3,317 for the three months ended June 30, 2000. This increase was primarily due to an increase in the average yield on interest-earning assets to 8.5%, from 7.7% for the corresponding quarter of the previous year, offset by a decrease in the average balance of interest-earning assets.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 2000, was $1,532, a decrease of $114, or 6.9%, from $1,646 for the quarter ended June 30, 1999. The decrease was primarily the result of a decrease in the average balance of deposits of 9.3% for the three months ended June 30, 2000, compared to the same quarter a year ago, offset by a slight increase in the average rate paid on deposits for the three months ended June 30, 2000, to 4.1% from 4.0% for the corresponding quarter of the previous year.

Net Interest Income
-------------------

Net interest income for the quarter ended June 30, 2000, was $1,785 compared to $1,569 for the quarter ended June 30, 1999. The average net interest spread increased to 4.2% for the three months ended June 30, 2000, from 3.7% for the same period in the prior year. The net interest margin increase to 4.6% for the three months ended June 30, 2000, from 3.8% for the three months ended June 30, 1999.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $28 during the quarter ended June 30, 2000. The Company's allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income during the quarter ended June 30, 2000, decreased $7, to $223, from the June 30, 1999, level of $230. The decrease in noninterest income is primarily the result of a decrease in secondary market fees for loans sold.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended June 30, 2000, increased $35 to $1,279 from the June 30, 1999, level of $1,244. The increase in noninterest expense is primarily attributable to a slight increase in compensation expense.

Income Taxes
------------

The provision for income taxes increased $71, or 36.6%, to $265 for the quarter ended June 30, 2000, as compared to the corresponding quarter in 1999. The increased tax expense was due to the increase in pretax income.

Results of Operations-Comparison of the Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

Net income for the six months ended June 30, 2000, was $821, an increase of $177, or 27.5%, from net income of $644 for the six months ended June 30, 1999. The increase was primarily attributable to an increase in the Banks' interest rate spread. The increase in interest rate spread is the result of the Banks maintaining on average less assets in short-term liquid investments, coupled with an increase in yield on adjustable rate loans, and the repricing and movement of higher yielding certificates of deposit.

Interest Income
---------------

Total interest income increased $108, or 1.7%, to $6,527 for the six months ended June 30, 2000. This increase was primarily the result of an increase in the average yield on the interest-earning assets to 8.3% during the six months ended June 30, 2000, from 7.6% during the six months ended June 30, 1999. The increase was partially offset by a decrease in the average balance of interest-earning assets during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

Interest Expense
----------------

Interest expense for the six months ended June 30, 2000, decreased $375, or 11.0%, to $3,050, from $3,425 during the six months ended June 30, 1999. This decrease was primarily attributable to a reduction in the average balance of deposits of 8.8% for the six months ended June 30, 2000, compared to the same period a year ago, coupled with a decrease in the average rate paid on deposits to 4.1% for the six month period ended June 30, 2000, compared to 4.2% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the six months ended June 30, 2000, increased $453, or 15.1%, to $3,447, from $2,994 for the six months ended June 30, 1999. This increase was due primarily to an increase in the average net interest spread to 4.3% for the six months ended June 30, 2000, from 3.4% for the six months ended June 30, 1999. The net interest margin increased to 4.4% in the six months ended June 30, 2000, from 3.5% in the six months ended June 30, 1999.

Provision for Loan Losses
-------------------------

The Company's consolidated allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolios. Among other factors, management considers historical loss experience, current economic conditions, distribution of the loan portfolios by risk class and the estimated value of the underlying collateral. The allowance for loan losses was increased by provisions totaling $57 for the six months ended June 30, 2000. These provisions were recorded to maintain the allowance for loan losses at an adequate level based on management's best estimates.

Noninterest Income
------------------

Noninterest income for the six months ended June 30, 2000, totaled $439 as compared to $469 for the six months ended June 30, 1999. The decrease in noninterest income is primarily the result of a decrease in secondary market fees for loans sold.

Noninterest Expenses
--------------------

Noninterest expenses during the six months ended June 30, 2000, increased $161 to $2,552 from the 1999 level of $2,391. The increase in noninterest expense is primarily attributable to a slight increase in compensation expense.

Income Taxes
------------

The provision for income taxes increased $115, to $486 for the six months ended June 30, 2000, as compared to $371 for the corresponding period of the prior year. The increased tax expense was due to the increase in pretax income.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 2000, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 25, 2000, the Company held the 2000 Annual Meeting of Stockholders. The election of Fred T. Blair, Malcolm E. Lewis and G. Larry Russell as directors was submitted to a vote of the stockholders. The following is the result of the vote:

                                              For            Withheld
                                            ---------         -------
                  Fred T. Blair             2,025,566         129,303
                  Malcolm E. Lewis          2,027,687         127,182
                  G. Larry Russell          2,030,294         124,575

         There were no broker non-votes in the above matter.

ITEM 5.  OTHER INFORMATION

         On May 19, 2000, the Federal Reserve Bank of Atlanta approved the Company and FSC as financial holding companies.

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

                                                FIRSTFED BANCORP, INC.

Date: August 11, 2000                           \s\ B. K. Goodwin, III
      ---------------                           ----------------------
                                                B. K. Goodwin, III,
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and President

Date: August 11, 2000                           \s\ Lynn J. Joyce
      ---------------                           -----------------
                                                Lynn J. Joyce
                                                Chief Financial Officer, Vice
                                                President, Secretary and
                                                Treasurer