Form 10QSB
period 2000-09-30
FIRSTFED BANCORP INC
filed 2000-11-13
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________


                         Commission File Number: 0-19609


                             FirstFed Bancorp, Inc.
                 --------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                       63-1048648
--------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                           35020
----------------------------------------                -------------
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

            YES    X                NO
                -------                -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding at October 31, 2000
----------------------------               -------------------------------
Common Stock, $.01 par value                       2,530,939 shares

Transitional Small Business Disclosure Format
(Check one):

            YES                     NO    X
                -------                -------

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                           Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999............................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.........................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.....................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.............................5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .......................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION.......................................................8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

ITEM 5.  OTHER INFORMATION.................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................14

SIGNATURES.................................................................15


THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

                                       i.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 As of September 30, 2000 and December 31, 1999
                          (Dollar amounts in thousands)


                                                                                  September 30,             December 31,
ASSETS                                                                                2000                      1999
                                                                                -----------------         --------------
Cash and Cash Equivalents:
         Cash on hand and in banks                                                 $     5,436             $     6,132
         Interest-bearing deposits in other banks                                        3,567                   6,455
         Federal funds sold                                                              5,075                   5,250
                                                                                   -----------             -----------
                                                                                        14,078                  17,837
                                                                                   -----------             -----------
Securities available-for-sale, at fair value                                             9,926                  12,383
Loans held for sale                                                                        438                     255

Securities held-to-maturity, at amortized cost, fair
     value of $17,014 and $18,602, respectively                                         17,093                  18,825
Loans receivable, net                                                                  117,015                 114,404
Land, buildings and equipment, net                                                       3,036                   3,151
Goodwill                                                                                 1,119                   1,200
Real estate owned                                                                        1,148                     709
Accrued interest receivable                                                              1,732                   1,603
Other assets                                                                               668                     880
                                                                                   -----------             -----------
                                                                                   $   166,253             $   171,247
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                  $   145,670             $   151,579
         Accrued interest payable                                                          170                     147
         Dividends payable                                                                 177                     175
         Other liabilities                                                                 397                     366
                                                                                   -----------             -----------
                                                                                       146,414                 152,267
                                                                                   -----------             -----------

Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                                   --                      --
         Common stock, $.01 par value, 10,000,000 shares
           authorized,  3,108,067 shares issued and 2,528,165 shares outstanding
           at  September  30, 2000 and 3,084,133    shares  issued   2,504,231
           shares outstanding at December 31, 1999                                          31                      31
         Paid-in capital                                                                 7,915                   7,773
         Retained earnings                                                              16,658                  16,155
         Deferred compensation obligation                                                1,505                   1,307
         Deferred compensation treasury stock (173,257 shares at
           September 30, 2000 and 156,345 shares at December 31,
           1999)                                                                        (1,592)                 (1,433)
         Treasury stock, at cost, 579,902 shares at September
           30, 2000 and December 31, 1999                                               (3,752)                 (3,752)
         Unearned compensation                                                            (839)                   (934)
         Accumulated other comprehensive income                                            (87)                   (167)
                                                                                   -----------             -----------
                                                                                        19,839                  18,980
                                                                                   -----------             -----------
                                                                                   $   166,253             $   171,247
                                                                                   ===========             ===========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 2000 and 1999
             (Dollar amounts in thousands, except per share amounts)



                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                          -----------------------   ------------------------
                                              2000        1999         2000         1999
                                          ----------   ----------   ----------   -----------

INTEREST INCOME:
         Interest and fees on loans       $    2,778   $    2,516   $    8,021   $    7,492
         Interest and dividends on
           securities                            487          444        1,438        1,105
         Other interest income                    78          324          411        1,106
                                          ----------   ----------   ----------   -----------
           Total interest income               3,343        3,284        9,870        9,703
                                          ----------   ----------   ----------   -----------

INTEREST EXPENSE:
         Interest on deposits                  1,542        1,614        4,592        5,039
                                          ----------   ----------   ----------   -----------
           Total interest expense              1,542        1,614        4,592        5,039
                                          ----------   ----------   ----------   -----------

  Net interest income                          1,801        1,670        5,278        4,664
         Provision for loan losses                39           29           96           86
                                          ----------   ----------   ----------   -----------

  Net interest income after
    provision for loan losses                  1,762        1,641        5,182        4,578
                                          ----------   ----------   ----------   -----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                228          234          667          703
                                          ----------   ----------   ----------   -----------
           Total noninterest income              228          234          667          703
                                          ----------   ----------   ----------   -----------

NONINTEREST EXPENSE:
         Salaries and employee benefits          809          738        2,286        2,100
         Office building and equipment
           expenses                              150          155          444          459
         Amortization of goodwill                 27           27           81           81
         Other operating expenses                386          357        1,113        1,028
                                          ----------   ----------   ----------   -----------
           Total noninterest expense           1,372        1,277        3,924        3,668
                                          ----------   ----------   ----------   -----------

  Income before income taxes                     618          598        1,925        1,613
         Provision for income taxes              231          220          717          591
                                          ----------   ----------   ----------   -----------
  NET INCOME                              $      387   $      378   $    1,208   $    1,022
                                          ==========   ==========   ==========   ===========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC               2,459,361    2,406,485    2,442,360    2,397,957
                                          ==========   ==========   ==========   ===========
BASIC EARNINGS PER SHARE                  $      .16   $      .16   $      .50   $      .43
                                          ==========   ==========   ==========   ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED             2,517,460    2,471,593    2,507,869    2,469,224
                                          ==========   ==========   ==========   ===========
DILUTED EARNINGS PER SHARE                $      .16   $      .15   $      .48   $      .41
                                          ==========   ==========   ==========   ===========
DIVIDENDS DECLARED PER SHARE              $      .07   $      .07   $      .28   $      .28
                                          ==========   ==========   ==========   ===========


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

                                                                                              Deferred
                                                                                  Deferred     Compen-
                                                                                   Compen-     sation
                                                Common     Paid-In     Retained    sation     Treasury
                                                Stock      Capital     Earnings  Obligation     Stock
                                              ---------   ----------  ---------- -----------  ----------
BALANCE, December 31, 1998                    $     30    $  7,502    $ 15,622    $  1,199    $ (1,373)

      Net income                                  --          --         1,022        --          --
      Change in unrealized gain
            (loss) on securities
            available for sale, net
            of tax of $84                         --          --          --          --          --

      Comprehensive income                        --          --          --          --          --

      Amortization of unearned
            compensation                          --          --          --          --          --
      Dividends declared ($.28
            per share)                            --          --          (695)       --          --
      Exercise of stock options                   --            60        --          --          --
      Change in stock value of Employee
            Stock Ownership Plan                  --           (13)       --          --          --
      Amortization of Deferred
            Compensation                          --          --          --            34        --
      Purchase of Deferred
            Compensation Treasury                 --          --          --            47       (47)
      Stock issued under Dividend
            Reinvestment Plan                        1         124        --          --          --
                                              ---------   ----------  ---------- -----------  ----------

BALANCE, September 30, 1999                   $     31    $  7,673    $ 15,949    $  1,280    $ (1,420)
                                              =========   ==========  ========== ===========  ==========

BALANCE, December 31, 1999                    $     31    $  7,773    $ 16,155    $  1,307    $ (1,433)

      Net income                                  --          --         1,208        --          --
      Change in unrealized gain
            (loss) on securities
            available for sale, net
            of tax of $65                         --          --          --          --          --

      Comprehensive income                        --          --          --          --          --

      Amortization of unearned
            compensation                          --          --          --          --          --
      Dividends declared ($.28
            per share)                            --          --          (705)       --          --
      Exercise of stock options                   --            39        --          --          --
      Amortization of Deferred
            Compensation                          --          --          --            39        --
      Purchase of Deferred
            Compensation Treasury                 --          --          --           159        (159)
      Stock issued under Dividend
            Reinvestment Plan                     --           103        --          --          --
                                              ---------   ----------  ---------- -----------  ----------

BALANCE, September 30, 2000                   $    31     $  7,915    $ 16,658    $  1,505    $ (1,592)
                                              =========   ==========  ========== ===========  ==========


                                                                           Accumulated
                                                                             Other
                                                              Unearned       Compre-       Compre-
                                               Treasury        Compen-       hensive       hensive
                                                Stock          sation        Income        Income
                                             -----------    ------------   -----------    ---------

BALANCE, December 31, 1998                   $ (3,752)      $   (1,064)      $    39

      Net income                                  --               --             --      $  1,022
      Change in unrealized gain
            (loss) on securities
            available for sale, net
            of tax of $84                         --               --           (128)         (128)
                                                                                          ---------
      Comprehensive income                        --               --             --      $    894
                                                                                          =========
      Amortization of unearned
            compensation                          --              112             --
      Dividends declared ($.28
            per share)                            --               --             --
      Exercise of stock options                   --               --             --
      Change in stock value of Employee
            Stock Ownership Plan                  --               --             --
      Amortization of Deferred
            Compensation                          --               --             --
      Purchase of Deferred
            Compensation Treasury                 --               --             --
      Stock issued under Dividend
            Reinvestment Plan                     --               --             --
                                             -----------   ------------    -----------
BALANCE, September 30, 1999                  $ (3,752)     $     (952)       $   (89)
                                             ===========   ============    ===========

BALANCE, December 31, 1999                   $ (3,752)     $     (934)       $  (167)

      Net income                                 --                --             --      $  1,208
      Change in unrealized gain
            (loss) on securities
            available for sale, net
            of tax of $65                        --                --            80             80
                                                                                          ---------
      Comprehensive income                       --                --            --       $  1,288
                                                                                          =========
      Amortization of unearned
            compensation                         --                95            --
      Dividends declared ($.28
            per share)                           --                --            --
      Exercise of stock options                  --                --            --
      Amortization of Deferred
            Compensation                         --                --            --
      Purchase of Deferred
            Compensation Treasury                --                --            --
      Stock issued under Dividend
            Reinvestment Plan                    --                --            --
                                             -----------   ------------    -----------
BALANCE, September 30, 2000                  $ (3,752)    $      (839)       $  (87)
                                             ===========   ============    ===========


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                          (Dollar amounts in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:                                              2000          1999
                                                                               -----------   -----------
  Net income                                                                      $  1,208    $  1,022
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation, amortization and accretion                                         333         350
      Loan fees deferred, net                                                          123         240
      Provision for loan losses                                                         96          86
      Loss (gain) on sale of real estate, net                                           93          17
      Origination of loans held for sale                                            (4,724)    (10,498)
      Proceeds from loans held for sale                                              4,541      12,213
      Provision for deferred compensation                                              159          47
      Decrease (increase) in assets:
            Accrued interest receivable                                               (129)        (75)
            Other assets                                                               147        (220)
      Increase (decrease) in liabilities:
            Accrued interest payable                                                    23          25
            Other liabilities                                                           31         205
                                                                                  --------    --------
               Net cash provided by operating activities                             1,901       3,412
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of securities available-for-sale                            950       2,800
  Proceeds from the sale of securities available-for-sale                            3,516        --
  Purchase of securities available-for-sale                                         (1,847)     (9,184)
  Proceeds from maturities and payments received on securities held-to-maturity      1,692       7,376
  Purchase of securities held-to-maturity                                             --       (10,000)
  Proceeds from sale of real estate and repossessed assets                             193         768
  Net loan originations                                                             (3,448)     (3,393)
  Capital expenditures                                                                 (87)       (296)
                                                                                  --------    --------
            Net cash provided by (used in) investing activities                        969     (11,929)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Decrease in deposits, net                                                         (5,909)     (5,572)
  Dividends paid                                                                      (703)       (699)
  Proceeds from dividend reinvestment                                                  103         125
  Proceeds from exercise of stock options                                               39          60
  Purchase of treasury stock for Deferred Compensation Plan                           (159)        (47)
                                                                                  --------    --------
            Net cash used in financing activities                                   (6,629)     (6,133)
                                                                                  --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (3,759)    (14,650)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    17,837      43,635
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 14,078    $ 28,985
                                                                                  ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
      Income taxes                                                                $    694    $    404
      Interest                                                                       4,569       5,014
  Non-cash transactions -
      Transfer of loans receivable to real estate owned                                702         216

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2000, and December 31, 1999, and for the three and nine months ended September 30, 2000 and 1999, include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

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

2. EARNINGS AND DIVIDENDS PER SHARE:
   ---------------------------------

Earnings per share for the three and nine months ended September 30, 2000 and 1999, respectively, were as follows:

                                           Three Months                                      Three Months
                                       Ended September 30, 2000                          Ended September 30, 1999
                           ---------------------------------------------    -----------------------------------------------
                                            Dilutive                                            Dilutive
                                            Effect of                                           Effect of
                                             Options                                             Options
                                Basic        Issued         Diluted             Basic            Issued          Diluted
                           ---------------------------------------------    -----------------------------------------------
Net income                 $    387,000        ---       $   387,000          $   378,000           ---       $   378,000
Shares available to
 common shareholders          2,457,147     63,375         2,520,522            2,406,485        65,108         2,471,593
                           ---------------------------------------------    -----------------------------------------------

Earnings per share         $       0.16        ---       $      0.16          $      0.16           ---       $      0.15
                           =============================================    ===============================================

                                             Nine Months                                       Nine Months
                                       Ended September 30, 2000                          Ended September 30, 1999
                           ---------------------------------------------    -----------------------------------------------
                                            Dilutive                                            Dilutive
                                            Effect of                                           Effect of
                                             Options                                             Options
                                Basic        Issued         Diluted             Basic            Issued          Diluted
                           ---------------------------------------------    -----------------------------------------------
Net income                $    1,208,000        ---       $  1,208,000         $  1,022,000         ---        $ 1,022,000
Shares available to
 common shareholders           2,445,212     67,800          2,513,012            2,397,957       71,267         2,469,224
                           ---------------------------------------------    -----------------------------------------------

Earnings per share        $         0.50        ---       $       0.48         $      0.43          ---        $      0.41
                           =============================================    ===============================================

Dividends declared for the quarter ended September 30, 2000, consisted of a $.07 per share quarterly dividend and for the nine months ended September 30, 2000, consisted of $.21 per share quarterly dividends and a $.07 per share special dividend.

Options to purchase 37,675 and 12,985 shares of common stock for the three and nine months ended September 30, 2000, respectively, at prices ranging from $9.00 to $12.38 per share were outstanding but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years.

3. SEGMENT DISCLOSURE:
   ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and nine months ended September 30, 2000 and 1999.

                                   Three Months Ended September 30, 2000
                             ------------------------------------------------------
                              Banking       Holding                        Total
                             Operations     Company     Eliminations      Company
                             -----------   ----------   ------------   ------------
Net interest income          $    1,779    $      22    $         -    $     1,801
Provision for loan losses            39           -               -             39
Noninterest income                  228           -               -            228
Noninterest expense               1,165          207              -          1,372
                             -----------   ----------   ------------   -----------
      Income before income
            taxes                   803         (185)             -            618
Income tax expense                  297          (66)             -            231
                             -----------   ----------   ------------   -----------
      Net income             $      506    $    (119)   $         -    $       387
                             ===========   ==========   ============   ===========
      Total assets           $  166,125    $  20,163    $   (20,035)   $   166,253
                             ===========   ==========   ============   ===========

                                    Three Months Ended September 30, 1999
                             ------------------------------------------------------
                              Banking       Holding                        Total
                             Operations     Company     Eliminations      Company
                             -----------   ----------   ------------   ------------
Net interest income          $    1,648    $      22    $         -    $     1,670
Provision for loan losses            29           -               -             29
Noninterest income                  234           -               -            234
Noninterest expense               1,118          159              -          1,277
                             -----------   ----------   ------------   -----------
      Income before income
            taxes                   735         (137)             -            598
Income tax expense                  267          (47)             -            220
                             -----------   ----------   ------------   -----------
      Net income             $      468    $     (90)   $         -    $       378
                             ===========   ==========   ============   ===========
      Total assets           $  181,000    $  19,103    $   (18,782)   $   181,321
                             ===========   ==========   ============   ===========

                                       Nine Months Ended September 30, 2000
                             ------------------------------------------------------
                              Banking       Holding                        Total
                             Operations     Company     Eliminations      Company
                             -----------   ----------   ------------   ------------
Net interest income          $    5,214    $      64    $         -    $     5,278
Provision for loan losses            96           -               -             96
Noninterest income                  667           -               -            667
Noninterest expense               3,425          499              -          3,924
                             -----------   ----------   ------------   -----------
      Income before income
            taxes                 2,360         (435)             -          1,925
Income tax expense                  870         (135)             -            717
                             -----------   ----------   ------------   -----------
      Net income             $    1,490    $    (282)   $         -    $     1,208
                             ===========   ==========   ============   ===========
      Total assets           $  166,125    $  20,163    $   (20,035)   $   166,253
                             ===========   ==========   ============   ===========

                                       Nine Months Ended September 30, 1999
                             ------------------------------------------------------
                              Banking       Holding                        Total
                             Operations     Company     Eliminations      Company
                             -----------   ----------   ------------   ------------
Net interest income          $    4,594    $      70    $         -    $     4,664
Provision for loan losses            86           -               -             86
Noninterest income                  703           -               -            703
Noninterest expense               3,296          372              -          3,668
                             -----------   ----------   ------------   -----------
      Income before income
            taxes                 1,915         (302)             -          1,613
Income tax expense                  696         (105)             -            591
                             -----------   ----------   ------------   -----------
      Net income             $    1,219    $    (197)   $         -    $     1,022
                             ===========   ==========   ============   ===========
      Total assets           $  181,000    $  19,103    $   (18,782)   $   181,321
                             ===========   ==========   ============   ===========

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

Comparison  of Financial  Condition as of September  30, 2000,  and December 31,
--------------------------------------------------------------------------------
1999
----

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash and cash equivalents decreased $3,759, or 21.1%, to $14,078 at September 30, 2000, from $17,837 at December 31, 1999. This decrease was primarily related to a decrease in deposits and an increase in loans for the same period.

Securities available-for-sale and held-to-maturity decreased $4,189, or 13.4%, to $27,019 at September 30, 2000, primarily due to repayments, sales and calls of $6,158 less purchases totaling $1,847.

Loans receivable, net, at September 30, 2000, were $117,015, an increase of $2,611, or 2.3%, from $114,404 at December 31, 1999. The increase in loans receivable, net, was primarily due to an increase in the origination of mostly adjustable-rate mortgage loans that were retained in the Banks' portfolios.

The Company's consolidated allowance for loan losses decreased slightly to $982 at September 30, 2000, from $1,038 at December 31, 1999. This decrease of $56 was due to a provision of $96 offset by net charge-offs over recoveries of $40. Nonperforming loans, which included nonaccruing loans and accruing loans delinquent ninety days or more at September 30, 2000, increased to $2,606, or 2.23% of loans receivable, net, from $2,027, or 1.77% of loans receivable, net at December 31, 1999. At September 30, 2000, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $1,148 at September 30, 2000, an increase of $439 from December 31, 1999, primarily as a result of foreclosures totaling $702, net of sales of $193 during the nine months ended September 30, 2000.

Deposits decreased $5,909, or 3.9%, to $145,670 at September 30, 2000, from $151,579 at December 31, 1999. The decrease in deposits was primarily the result of the maturity of certificates of deposit generated in special programs which are no longer offered by the Banks. Some rate sensitive funds were not retained.

The Company had stockholders' equity of $19,839 as of September 30, 2000, an increase of $859, or 4.5%, from $18,980 as of December 31, 1999. The primary components of the change were net income for the nine months ended September 30, 2000, of $1,208, less dividends of $.28 per share, totaling $705.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At September 30, 2000, the Banks had commitments to originate and fund loans of $8.7 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at September 30, 2000, was 11.2%, which exceeded the applicable regulatory requirement. Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of September 30, 2000.

                                          First Federal             First State                The Company
                                       --------------------      -------------------      ----------------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital:
Stockholders' Equity less goodwill     $ 13,370      15.73%      $ 4,217      16.16%       $  18,807      17.80%
Minimum Required                          3,401       4.00%        1,044       4.00%           4,226       4.00%
                                       --------      -----       -------      -----       ----------      -----
Excess                                 $  9,969      11.73%      $ 3,173      12.16%       $  14,581      13.80%
                                       ========      =====       =======      =====       ==========      =====
Total Capital:
Tier 1 Capital plus allowances
  for loan losses                      $ 14,079      16.56%      $ 4,490      17.21%       $  19,789      18.73%
Minimum Required                          6,802       8.00%        2,088       8.00%           8,451       8.00%
                                       --------      -----       -------      -----        ---------      -----
Excess                                 $  7,277       8.56%      $ 2,402       9.21%       $  11,338      10.73%
                                       ========      =====       =======      =====        =========      =====
Total Risk-weighted Assets             $ 85,020                  $26,095                   $ 105,640
                                       ========                  =======                   =========

LEVERAGE RATIO
Tier 1 Capital                         $ 13,370      11.14%      $ 4,217       9.45%       $  18,807      11.19%
Minimum Leverage Requirement              4,799       4.00%        1,785       4.00%           6,725       4.00%
                                       --------      -----       -------      -----        ---------      -----
Excess                                 $  8,571       7.14%      $ 2,432       5.45%       $  12,082       7.19%
                                       ========      =====       =======      =====        =========      =====

TANGIBLE CAPITAL RATIO
Tangible Capital                       $ 13,370      11.14%              N/A                         N/A
Tangible Capital Requirement              1,800       1.50%
                                       --------      -----
Excess                                 $ 11,570       9.64%
                                       ========      =====


As of September 30, 2000, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended  September 30, 2000
--------------------------------------------------------------------------------
and 1999
--------

Net income for the three months ended September 30, 2000, was $387, an increase of $9, or 2.4%, from net income of $378 for the three months ended September 30, 1999. The increase was primarily attributable to an increase in net interest income resulting from an increase in interest rate spread. The increase in interest rate spread was the result of the Banks maintaining (on average) less assets in short-term liquid investments, coupled with an increase in yield on adjustable rate loans, and the repricing and movement of higher yielding certificates of deposit.

Interest Income
---------------

Total interest income increased $59, or 1.8%, to $3,343 for the three months ended September 30, 2000. This increase was primarily due to an increase in the average yield on interest-earning assets to 8.8%, from 8.0% for the corresponding quarter of the previous year, offset by a decrease in the average balance of interest-earning assets.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 2000, was $1,542, a decrease of $72, or 4.5%, from $1,614 for the quarter ended September 30, 1999. The decrease was primarily the result of a decrease of 6.3% in the average balance of deposits for the three months ended September 30, 2000, compared to the same quarter a year ago, offset by a slight increase in the average rate paid on deposits for the three months ended September 30, 2000, to 4.3% from 4.2% for the corresponding quarter of the previous year.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 2000, was $1,801 compared to $1,670 for the quarter ended September 30, 1999. The average net interest spread increased to 4.5% for the three months ended September 30, 2000, from 3.8% for the same period in the prior year. The net interest margin increased to 4.8% for the three months ended September 30, 2000, from 4.0% for the three months ended September 30, 1999.

Provision for Loan Losses
-------------------------

Management increased the Company's consolidated allowance for loan losses by a provision of $39 during the quarter ended September 30, 2000, compared to a provision of $29 for the quarter ended September 30, 1999. The Company's consolidated allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income during the quarter ended September 30, 2000, decreased $6, to $228, from the quarter ended September 30, 1999, level of $234. The decrease in noninterest income was primarily the result of a decrease in secondary market fees for loans sold due to decreased activity.

Noninterest Expense
-------------------

Noninterest expense during the quarter ended September 30, 2000, increased $95 to $1,372 from the quarter ended September 30, 1999, level of $1,277. The increase in noninterest expense was primarily attributable to slight increases in compensation expense and other operating expense.

Income Taxes
------------

The provision for income taxes increased $11, or 5.0%, to $231 for the quarter ended September 30, 2000, as compared to the corresponding quarter in 1999. The increased tax expense was due to the increase in pretax income.

Results of Operations - Comparison  of the Nine Months Ended  September 30, 2000
--------------------------------------------------------------------------------
and 1999
--------

Net income for the nine months ended September 30, 2000, was $1,208, an increase of $186, or 18.2%, from net income of $1,022 for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in the Banks' interest rate spread. The increase in interest rate spread was the result of the Banks maintaining (on average) less assets in short-term liquid investments, coupled with an increase in yield on adjustable rate loans, and the repricing and movement of higher yielding certificates of deposit.

Interest Income
---------------

Total interest income increased $167, or 1.7%, to $9,870 for the nine months ended September 30, 2000. This increase was primarily the result of an increase in the average yield on the interest-earning assets to 8.5% during the nine months ended September 30, 2000, from 7.7% during the nine months ended September 30, 1999. The increase was partially offset by a decrease in the average balance of interest-earning assets during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999.

Interest Expense
----------------

Interest expense for the nine months ended September 30, 2000, decreased $447, or 8.9%, to $4,592, from $5,039 during the nine months ended September 30, 1999. This decrease was primarily attributable to a reduction of 9.4% in the average balance of deposits for the nine months ended September 30, 2000, compared to the same period a year ago. The average rate paid on deposits was 4.1% for the nine month periods ended September 30, 2000 and September 30, 1999.

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 2000, increased $614, or 13.2%, to $5,278, from $4,664 for the nine months ended September 30, 1999. This increase was due primarily to an increase in the average net interest spread to 4.4% for the nine months ended September 30, 2000, from 3.6% for the nine months ended September 30, 1999. The net interest margin increased to 4.5% in the nine months ended September 30, 2000, from 3.7% in the nine months ended September 30, 1999.

Provision for Loan Losses
-------------------------

The Company's consolidated allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolios. Among other factors, management considers historical loss experience, current economic conditions, distribution of the loan portfolios by risk class and the estimated value of the underlying collateral. The allowance for loan losses was increased by provisions totaling $96 for the nine months ended September 30, 2000. These provisions were recorded to maintain the allowance for loan losses at an adequate level based on management's best estimates.

Noninterest Income
------------------

Noninterest income for the nine months ended September 30, 2000, totaled $667 as compared to $703 for the nine months ended September 30, 1999. The decrease in noninterest income was primarily the result of a decrease in secondary market fees for loans sold due to decreased activity.

Noninterest Expense
-------------------

Noninterest expense during the nine months ended September 30, 2000, increased $256 to $3,924 from the 1999 level of $3,668. The increase in noninterest expense is primarily attributable to slight increases in compensation expense and other operating expense.

Income Taxes
------------

The provision for income taxes increased $126, or 21.3%, to $717 for the nine months ended September 30, 2000, as compared to $591 for the corresponding period of the prior year. The increased tax expense was due to the increase in pretax income.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 2000, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                   FIRSTFED BANCORP, INC.




Date: November 11, 2000             /s/ B. K. Goodwin, III
      -----------------            ---------------------------------
                                   B. K. Goodwin, III,
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and President

Date: November 11, 2000            /s/ Lynn J. Joyce
      -----------------            ---------------------------------
                                   Lynn J. Joyce
                                   Chief Financial Officer, Vice
                                   President, Secretary and
                                   Treasurer