Form 10KSB
period 2000-12-31
FIRSTFED BANCORP INC
filed 2001-03-28
CIK 876947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000.

                                       OR

  |_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________ To ___________ .


                         Commission File Number:  0-19609
                                                -----------

                             FirstFed Bancorp, Inc.
 -------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                   Delaware                                     63-1048648
----------------------------------------------            -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                        identification No.)


1630 Fourth Avenue North
Bessemer, Alabama                                                   35020
----------------------------------------------                 ---------------
(Address of principal executive office)                            Zip Code


Registrant's telephone number, including area code:   (205) 428-8472
                                                    -------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                  --------------------------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [ X ]   N0 [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10- KSB [ X ].

State issuer's revenues for its most recent fiscal year $14,076,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market March 19, 2001, was $15,039,270.

As of March 19, 2001, there were issued and outstanding 2,546,096 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000, are incorporated by reference into Parts I and II of this Form 10-KSB.

(2) Portions of the Proxy Statement for the December 31, 2000, Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                                TABLE OF CONTENTS
                                                                                                       Page
                                                                                                       ----
PART I.
           ITEM I.  Description of Business
                          The Company...................................................................1
                          First Federal Savings Bank....................................................1
                          First State Bank of Bibb County...............................................1
                          Key Operating Data............................................................2
                          Average Balances, Yields Earned and Rates Paid................................3
                          Rate/Volume Analysis..........................................................4
                          Asset/Liability Management....................................................5
                          Lending Activities............................................................7
                          Investment Activities........................................................13
                          Deposits, Borrowings and Other Sources of Funds..............................15
                          Competition..................................................................16
                          Regulation, Supervision and Governmental Policy..............................16
                          Taxation.....................................................................17
                          Personnel....................................................................17

           ITEM 2.  Description of Property............................................................18

           ITEM 3.  Legal Proceedings..................................................................19

           ITEM 4.  Submission of Matters to a Vote of Security Holders................................19

PART II.
           ITEM 5.  Market for Common Equity and Related Stockholder Matters...........................19

           ITEM 6.  Management's Discussion and Analysis or Plan of Operation..........................19

           ITEM 7.  Financial Statements...............................................................19

           ITEM 8.  Changes In and Disagreements With Accountants on
                                   Accounting and Financial Disclosure.................................19

PART III.
           ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
                                   Compliance with Section 16(a) of the Exchange Act...................19

           ITEM 10. Executive Compensation.............................................................19

           ITEM 11. Security Ownership of Certain Beneficial Owners and Management.....................19

           ITEM 12. Certain Relationships and Related Transactions.....................................20

           ITEM 13. Exhibits, Lists and Reports on Form 8-K............................................20


                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS:

THE COMPANY

FirstFed Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company that has registered as a financial holding company. The Company serves as the holding company for First Federal Savings Bank ("First Federal"), a federally-chartered savings bank, and First State Bank of Bibb County ("First State"), an Alabama state-chartered commercial bank. First State is a wholly-owned subsidiary of First State Corporation ("FSC"). First Federal and First State are referred to herein as the "Banks".

The Company's assets consist primarily of its investment in the Banks and liquid investments. It engages in no significant activity, except through the Banks' operations. The Company had total assets of $157,204,000, total deposits of $136,417,000 and stockholders' equity of $20,160,000 at December 31, 2000.

The Company's executive office is located at the main office of First Federal at 1630 Fourth Avenue North, Bessemer, Alabama 35020. The telephone number is (205) 428-8472.

FIRST FEDERAL SAVINGS BANK

First Federal's principal business consists of attracting deposits from the general public and investing those deposits primarily in one- to-four-family residential mortgage loans, and to a lesser extent, commercial mortgage loans, commercial loans and consumer loans. First Federal is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowable by the FDIC. First Federal is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC. See "Regulation and Supervision of the Banks."

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

                               KEY OPERATING DATA

The following table summarizes certain key operating ratios for the years ended December 31, 2000 and 1999.

                                                     2000              1999
                                                   -------          ---------

Return on average assets                             .93%              .77%
Return on average equity                            7.94%             7.56%
Average equity to average assets                   11.78%            10.19%
Dividend payout ratio                                 57%               63%




                 AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for the years ended December 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual delinquent loans. For further discussion, see "Management's Discussion and Analysis" in the Company's December 31, 2000, Annual Report to Stockholders (the "Annual Report").

                                                                        2000                        1999
                                                              -----------------------     ------------------------
                                                               Average                    Average
                                                               Balance       Interest      Balance       Interest
                                                               -------       --------      -------       --------
                                                                                  (In thousands)
Interest-earning assets:
   Loans                                                       $117,420      $ 10,832      $110,977      $ 10,003
   Securities                                                    26,861         1,865        26,102         1,594
   Other interest-earning assets                                  8,168           460        26,957         1,335
                                                               --------      --------      --------      --------


Total interest-earning assets                                   152,449         13,157     164,037        12,932
Non-interest-earning assets                                      13,413                     18,127
                                                               --------                   --------
   Total assets                                                $165,862                   $182,163
                                                               ========                   ========

Interest-bearing liabilities:
   Deposits                                                   $ 145,897       $ 6,165      $161,115      $  6,607
                                                               --------      --------      --------      --------

Total interest-bearing liabilities                              145,897         6,165       161,115         6,607
Non-interest bearing liabilities                                    429            --         2,485            --
                                                               --------      --------      --------      --------
                                                                             $  6,992                    $  6,325
                                                                             ========                    ========
   Total liabilities                                            146,326                     163,600
Stockholders' equity                                             19,536                      18,563
   Total liabilities and stockholders' equity                  $165,862                    $182,163
                                                               ========                    ========



                                                2000        1999
                                               ------      -----

Yield on:
   Loans                                        9.22%      9.01%
   Securities                                   6.94       6.11
   Other interest-earning assets                5.63       4.95
       All interest-earning assets              8.63       7.88
Rate paid on:
   Deposits                                     4.23       4.10
       All interest-bearing liabilities         4.23       4.10

Interest rate spread (1)                        4.40%      3.78%
                                                ====       ====

Net yield (2)                                   4.59%      3.86%
                                                ====       ====

(1) Interest rate spread represents the difference between the average yield on total interest-earning assets and the average rate of total interest-bearing liabilities.
(2) Net yield represents net interest income as a percentage of average interest-earning assets.

                              RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest- bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Net interest income increased $667,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999. Interest income and interest expense for the nine months ended December 31, 1998, were annualized to prepare the following rate/volume analysis to properly reflect the changes in volume and rate which occurred during the prior period.

                                                                                                             Year Ended
                                                                   Year Ended                             December 31, 1999
                                                               December 31, 2000                                Versus
                                                                     Versus                               Nine Months Ended
                                                                   Year Ended                             December 31, 1998
                                                               December 31, 1999                             (Annualized)
                                                              --------------------                      --------------------
                                                 Volume        Rate           Net          Volume         Rate          Net
                                               ---------      ------         -----        --------       ------        -----
                                                                               (In thousands)
Increase (decrease) in interest earned on:
       Loans                                    $   561       $   268       $   829       $(1,584)      $   880       $  (704)
       Securities                                    48           223           271             1            84            85
       Other interest-earning assets             (1,090)          215          (875)          148           (34)          114
                                                -------       -------       -------       -------       -------       -------
       Total                                       (481)          706           225        (1,435)          930          (505)
                                                -------       -------       -------       -------       -------       -------

Decrease (increase) in interest paid on:
       Deposits                                    (665)          223          (442)          376           306           682
       Other borrowings                              --            --            --            --            --            --
                                                -------       -------       -------       -------       -------       -------
       Total                                       (665)          223          (442)          376           306           682
                                                -------       -------       -------       -------       -------       -------

       Net (decrease) increase in net
           interest income                      $(1,146)      $   929       $  (217)      $(1,059)      $ 1,236       $   177
                                                =======       =======       =======       =======       =======       =======


ASSET/LIABILITY MANAGEMENT

The Banks, like other financial institutions, are subject to interest rate risk to the degree that their interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis than their interest-earning assets. The Banks have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of their assets and liabilities. The Banks' strategies are intended to stabilize net interest income for the long-term by protecting their interest rate spread against fluctuations in market interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage ("ARM") loans secured by one-to-four-family residences and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and seeking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At December 31, 2000, the Banks' cumulative one-year gap is negative and a period of rising interest rates could have an adverse effect on earnings. However, management believes that the Banks' strong capital positions are sufficient to protect the Banks from the negative effects of interest rate changes on net income.

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

Historically, the Banks have not experienced the level of volatility in net interest income indicated by the cumulative one-year gap ratio. The primary reason for this is that the Banks have a relatively large base of deposit products that do not reprice on a contractual basis. These deposit products are primarily traditional passbook accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within 90 days" repricing category and comprise 36.5% of total interest-bearing liabilities. The rates paid on these accounts are typically sensitive to changes in market interest rates only under certain conditions, such as market interest rates falling to historically low levels.

Interest Rate Sensitivity Analysis

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Banks. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.



                                                                     At December 31, 2000
                                            -----------------------------------------------------------------------------------
                                                       Within       91 To      181 Days      1 Year       3 Years     5 Years
                                                       90 Days     180 Days    To 1 Year    To 3 Years   To 5 Years To 10 Years
                                                       -------     --------    ---------    ----------   ---------- -----------
                                                                             (Dollars in thousands)
Interest-earning assets:
               Loans receivable (2)                   $ 32,223     $ 15,416     $ 28,970     $ 23,468     $ 10,997     $  5,028
               Securities (1)                            2,928          866        2,207        9,089        7,905          751
               Cash investments                          1,563           --           --           --           --           --
                                                      --------     --------     --------     --------     --------     --------
Total interest-earning assets                           36,714       16,282       31,177       32,557       18,902        5,779
                                                      --------     --------     --------     --------     --------     --------
Interest-bearing liabilities:
               Savings accounts (3)                     23,260           --           --           --           --           --
               Transaction accounts (3)                 26,576           --           --           --           --           --
               Certificate accounts                     15,256       12,814       21,924       18,523       18,050           14
                                                      --------     --------     --------     --------     --------     --------
Total interest-bearing liabilities                      65,092       12,814       21,924       18,523       18,050           14
                                                      --------     --------     --------     --------     --------     --------
Interest sensitivity gap per period                   $(28,378)    $  3,468     $  9,253     $ 14,034     $    852     $  5,765
                                                      ========     ========     ========     ========     ========     ========

Cumulative interest sensitivity gap                   $(28,378)    $(24,910)    $(15,657)    $ (1,623)    $   (771)    $  4,994
                                                      ========     ========     ========     ========     ========     ========

Percentage of cumulative gap to total assets(18.05)%                 (15.85)%      (9.96)%      (1.03)%      (0.49)%       3.18%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities                        56.40%       68.03%       84.32%       98.63%       99.43%      103.66%



                                                               At December 31, 2000
                                                  ------------------------------------------
                                                          10 Years        Over
                                                         To 20 Years    20 Years     Total
                                                         -----------    --------   ---------
                                                              (Dollars in thousands)
Interest-earning assets:
               Loans receivable (2)                        $  1,232    $  5,558     $122,892
               Securities (1)                                   410         767       24,923
               Cash investments                                  --          --        1,563
                                                           --------    --------     --------
Total interest-earning assets                                 1,642       6,325      149,378
                                                           --------    --------     --------
Interest-bearing liabilities:
               Savings accounts (3)                              --          --       23,260
               Transaction accounts (3)                          --          --       26,576
               Certificate accounts                              --          --       86,581
                                                           --------    --------     --------
Total interest-bearing liabilities                               --          --      136,417
                                                           --------    --------     --------
Interest sensitivity gap per period                        $  1,642    $  6,325     $ 12,961
                                                           ========    ========     ========

Cumulative interest sensitivity gap                        $  6,636    $ 12,961     $ 12,961
                                                           ========    ========     ========

Percentage of cumulative gap to total assets(18.05)%           4.22%       8.24%        8.24%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities                            104.86%     109.50%      109.50%



(1) Includes $9,090 in securities available-for-sale; such securities are reflected in the above table based on their contractual maturity.
(2) Includes $351 in loans held for sale; such loans are reflected in the above table in the within 90 days category.
(3) Assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are not sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced.

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

Commercial Real Estate Lending

Loans secured by commercial real estate totaled approximately $15.9 million, or 13.39% of the Banks' total loan portfolio, at December 31, 2000. Commercial real estate loans are generally originated in amounts up to 65% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by each Bank. The Banks' commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2000, most are located within 100 miles of the Banks' office locations and were made to local customers of the Banks. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates generally based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates and may carry prepayment penalties. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Banks seek to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

Construction Lending

The Banks have several construction loan programs. At December 31, 2000, the Banks had $13.9 million in construction loans outstanding or 11.73% of the Banks' loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $3.4 million was undisbursed at December 31, 2000, and consisted of loans to individuals for construction of residential properties. The Banks presently charge adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection.

Consumer Lending

As community-oriented lenders, the Banks offer certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $14.0 million or 11.79% of the Banks' total loan portfolio at December 31, 2000. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk.

Home Equity Lending

Home equity loans may be made not to exceed 80% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At December 31, 2000, the outstanding home equity loan balance was $6.3 million.

Commercial Lending

The Banks originate commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Banks' respective market areas. Commercial loans are adjustable rate loans and are generally secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $10.7 million or 9.03% of the Banks' total loan portfolio at December 31, 2000.

Analysis of Loan Portfolio

The following table sets forth the composition of the Banks' mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated. At December 31, 2000, the Banks had no concentrations of loans exceeding 10% of total loans that are not disclosed below.


                                                          December 31,                   December 31,
                                                             2000                             1999
                                                    ------------------------         ----------------------
                                                                    Percent                       Percent
                                                                      of                            of
                                                     Amount          Total            Amount       Total
                                                    ------         ---------          ------     ---------
                                                                     (Dollars in thousands)
Mortgage Loans:
               One-to-four family residential      $  82,340         69.46%         $  83,164       72.69%
               Commercial real estate                 15,876         13.39             14,731       12.88
                                                   ---------        ------          ---------      ------

Total mortgage loans                                  98,216         82.85             97,895       85.57
                                                   ---------        ------          ---------      ------

Consumer loans:
               Savings accounts                        1,035           .87                926         .81
               Other                                  12,939         10.92             10,191        8.91
                                                   ---------        ------          ---------      ------

Total consumer loans                                  13,974         11.79             11,117        9.72
                                                   ---------        ------          ---------      ------

Commercial loans                                      10,702          9.03             11,670       10.20
                                                   ---------        ------          ---------      ------

               Total loans receivable                122,892        103.67            120,682      105.49
                                                   ---------        ------          ---------      ------

Less:
               Undisbursed portion of
                  mortgage loans                       3,389          2.86              5,211        4.55
               Escrow, net                                16            --                 19         .02
               Allowance for loan losses                 966           .81              1,038         .91
               Net deferred loan fees (costs)            (15)           --                 10         .01
                                                   ---------        ------          ---------      ------
                                                       4,356          3.67              6,278        5.49
                                                   ---------        ------          ---------      ------

                    Loans receivable, net          $ 118,536        100.00%         $ 114,404      100.00%
                                                   =========        ======          =========      ======


Loan Maturity

The following table shows the maturity of the Banks' loan portfolios at December 31, 2000, based upon contractual maturity.


                                                                     December 31, 2000
                                         -----------------------------------------------------------------------
                                           One-to-Four
                                            Family        Commercial
                                          Residential     Real Estate     Consumer     Commercial
                                             Loans           Loans         Loans          Loans         Total
                                        --------------   ------------   ----------    ------------    ---------
                                                                      (In thousands)
Amounts Due:
   One year or less                       $ 19,295       $   2,558      $   8,575      $   5,565      $  35,993
   One year through 5 years                  9,471           2,783          4,350          1,715         18,319
   After 5 years                            53,574          10,535          1,049          3,422         68,580
                                         ---------       ---------      ---------      ---------      ---------
                                         $  82,340       $  15,876      $  13,974      $  10,702        122,892
                                         =========       =========      =========      =========      =========

Less:
   Undisbursed portion of mortgages                                                                       3,389
   Net deferred loan costs                                                                                  (15)
   Allowance for loan losses                                                                                966
   Escrow, net                                                                                               16
                                                                                                      ---------

Loans receivable, net                                                                                 $ 118,536
                                                                                                      =========


Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long- term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

The following table sets forth at December 31, 2000, the dollar amount of loans due after December 31, 2001, based upon contractual maturity dates, and whether such loans have fixed interest rates or adjustable interest rates:


                                                                  Due After December 31, 2001
                                                     Fixed                Adjustable              Total
                                                   ---------              ----------          -----------
                                                                       (In thousands)
Mortgage Loans:
   One-to-four family                               $ 13,496              $ 49,549              $ 63,045
   Commercial real estate                              2,485                10,833                13,318
                                                  ----------             ---------            ----------

           Total mortgage loans                       15,981                60,382                76,363
                                                   ---------             ---------             ---------

Consumer loans                                         5,399                    --                 5,399
                                                  ----------         -------------            ----------

Commercial loans                                       3,416                 1,721                 5,137
                                                  ----------            ----------            ----------

           Total loans receivable, gross            $ 24,796              $ 62,103              $ 86,899
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

Loan Delinquencies, Nonperforming Assets and Classified Assets

The Banks consider nonperforming assets to include nonaccruing loans, accruing loans delinquent 90 days or more, and real estate owned. The Banks' policies are to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Banks obtain title of the real estate securing the loan in foreclosure proceedings. At December 31, 2000, the Banks had no restructured loans within the meaning of Financial Accounting Standards Board Statement 15. The following table is an analysis of the Banks' nonperforming assets at December 31, 2000, and December 31, 1999.

                                                          2000          1999
                                                         ------       -------
                                                        (Dollars in thousands)

         Nonaccrual loans                                $2,094       $  308
         Accruing loans delinquent 90 days or more:
                       Mortgage loans                       185        1,074
                       Consumer loans                        30          587
                       Commercial loans                     384           58
                                                         ------       ------
         Total non-performing loans                       2,693        2,027

         Real estate owned                                1,916          709
                                                         ------       ------

                Total non-performing assets              $4,609       $2,736
                                                         ======       ======

         Allowance for uncollected interest              $  158       $   26
                                                         ======       ======

         Non-performing assets to total assets             2.93%        1.60%
                                                         ======       ======

         Non-performing loans to total loans, net          2.27%        1.77%
                                                         ======       ======

At December 31, 2000, there were no loans not included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at December 31, 2000, would have increased by approximately $158,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for the year ended December 31, 2000, was approximately $94,000.

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

The following table sets forth information regarding the Banks' allowance for loan losses for the years ended December 31, 2000 and 1999.


                                                            2000        1999
                                                           ------       -----
                                                          (Dollars in thousands)

Balance at beginning of period                             $1,038       $1,081

Provision for loan losses                                     135          114

Charge-offs:
    Mortgage loans                                             82           24
    Consumer loans                                            169          140
    Commercial loans                                           --           43
                                                           ------       ------

        Total Charge-offs                                     251          207
                                                           ------       ------

Recoveries:
    Mortgage loans                                              5           19
    Consumer loans                                             39           31
    Commercial loans                                           --           --
                                                           ------       ------

        Total Recoveries                                       44           50
                                                           ------       ------

Charge-offs, net of recoveries                                207          157
                                                           ------       ------

Balance at end of period                                   $  966       $1,038
                                                           ======       ======

Ratio of allowance for loan losses to total loans
    receivable at the end of period                           .82%         .91%
                                                           ======       ======

Ratio of allowance for loan losses to non-performing
    loans (1)                                               35.87%       51.21%
                                                           ======       ======

Ratio of net charge-offs during the period to average
    loans outstanding during the period                       .18%         .14%
                                                           ======       ======


(1) Non-performing loans are comprised of accruing loans delinquent 90 days or more and nonaccrual loans. Specific reviews are performed to determine the collectibility and related allowance for loan losses on nonperforming loans.

The following table allocates the allowance for loan losses by category as of December 31, 2000 and 1999. See further discussion regarding the allowance for loan losses in "Management's Discussion and Analysis" in the Annual Report.


                                    2000                          1999
                            --------------------          ---------------------
                             Amount      Percent           Amount       Percent
                            -------      -------          -------       -------
                                        (Dollars in thousands)

          Mortgage          $   517        53.5%          $   629         60.6%
          Consumer              247        25.6               319         30.7
          Commercial            202        20.9                90          8.7
                            -------       -----           -------        -----

                   Total    $   966       100.0%          $ 1,038        100.0%
                            =======       =====           =======        =====

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories, but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its federal regulators, which can order the establishment of additional general or specific loss allowances. At December 31, 2000, the Banks had no assets classified as loss, $330,000 of assets classified as doubtful, $5.9 million of assets classified as substandard, and $2.6 million in assets designated as special mention. The Banks' total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 3.96% of the Banks' total assets at December 31, 2000. At that date, primarily all of the Banks' classified assets were one-to-four family residences and commercial mortgage loans in the Banks' market areas.

INVESTMENT ACTIVITIES

The Banks have investments in mortgage-backed securities and have, at times, made such investments as an alternative to mortgage lending. All of the mortgage-backed securities in the portfolio are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of December 31, 2000, ranging from 5.60% to 8.61%. At December 31, 2000, mortgage-backed securities totaled $5.0 million or 3.2% of total assets.

At December 31, 2000, the Banks had 17.09% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Banks hold cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks and federal funds sold, the latter being generally sold for one day periods.

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

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Banks' investment securities, both held-to-maturity and available-for-sale, at December 31, 2000. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.

                                                              After One Through         After Five Through
                                     One Year or Less             Five Years                Ten Years
                                -----------------------     ---------------------     ---------------------
                                               Weighted                               Weighted
                                Amortized      Average      Amortized     Average     Amortized     Average
                                  Cost          Yield         Cost         Yield         Cost        Yield
                                -------        -------      ---------    --------     ---------    --------
                                                             (Dollars in thousands)

Interest bearing deposits        $1,520         6.05%       $    --          --%      $    --          -- %

Federal funds                        43         6.00             --          --            --          --

U.S. Government and agency
   securities (1)                 4,969         7.15         16,423        6.26           587         6.25

State, County and Municipal
   securities                       150         5.94            581        5.78           175         5.45



                                     After Ten Years                    Total
                                -----------------------    -----------------------------------
                                 Weighted                  Weighted                 Weighted
                                 Amortized    Average      Amortized     Fair        Average
                                   Cost        Yield         Cost       Value        Yield
                                ----------   ----------    -------      -----      ----------
                                                     (Dollars in thousands)

Interest bearing deposits         $  --         -- %       $1,520       $1,520         6.05%

Federal funds                        --         --             43           43         6.00

U.S. Government and agency
   securities (1)                 1,177       6.82         23,156       23,185         6.48

State, County and Municipal
   securities                        --         --            905          926         5.74



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

Average Balance and Average Rate of Deposits

The average balance of deposits and average rates are summarized for the years ended December 31, 2000 and 1999, in the following table.

                                   Year Ended                  Year Ended
                               December 31, 2000            December 31, 1999
                               -----------------          --------------------
                                Amount      Rate           Amount         Rate
                               -------     -----          -------        -----
                                          (Dollars in thousands)
Transaction accounts          $ 31,840     1.41%         $ 33,070         1.44%
Savings accounts                25,182     2.71            26,132         2.72
Certificates                    88,875     5.66           101,913         5.33

Large Certificates of Deposit

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

   Maturity Period                                     Amount
   ---------------                                 --------------
                                                   (In thousands)
   Three months or less                              $   2,070
   Over three through six months                         1,782
   Over six through 12 months                            4,063
   Over 12 months                                        7,860
                                                    ----------

       Total                                          $ 15,775
                                                      ========

Borrowings

Deposits are the Banks' primary source of funds. The Banks' policies have been to utilize borrowings only when necessary and when they are a less costly source of funds or can be invested at a positive rate of return. First Federal may obtain advances from the FHLB- Atlanta upon the security of its capital stock of the FHLB-Atlanta and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Atlanta advances to a member institution generally is reduced by borrowings from any other source.

At December 31, 2000, there were no outside borrowings. First Federal has available a fed fund line of credit and reverse repurchase line which were not used during the year. The Banks had internal borrowings totaling $665,000 at December 31, 2000, which represented a loan associated with the Employee Stock Ownership Plan ("ESOP"). The Company is the lender on the ESOP loan and the loan is eliminated in consolidation.

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

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

General

The Company is a bank holding company that has elected to be a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). Under the GLB Act, a financial holding company may engage in any activity that the FRB determines is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in securities; and any activity currently permitted for bank holding companies by the FRB. All depository institution subsidiaries of a financial holding company must be well-capitalized and well-managed and have at least a satisfactory Community Reinvestment Act rating. Financial holding companies that fail to satisfy the requirements for their special status are subject to regulatory consequences which may include limitations or conditions on the conduct and activities of the financial holding company and its affiliates or ceasing to engage in all activities not permissible for a bank holding company. Although the Company has registered as a financial holding company, to date it has not sought to engage in the expanded activities authorized under the GLB Act and by the FRB. See "Financial Modernization Legislation" below.

As a financial holding company, the Company is subject to FRB regulation and supervision under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

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

Financial Modernization Legislation

The GLB Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to elect to become financial holding companies. National banks and state banks with requisite authority under applicable state law are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and
(iv)  merchant  banking.  The  authority  of a bank  to  invest  in a  financial subsidiary
is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well- capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries).

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

TAXATION

Federal Taxation

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal or First State. For federal income tax purposes, the Company reported its income and expenses on the accrual method of accounting under SFAS No. 109, "Accounting for Income Taxes" and files its federal income tax returns on a consolidated basis. For its taxable year ended December 31, 2000, the Company was subject to a maximum federal income tax rate of 34%. The Banks have not been audited by the Internal Revenue Service for any recent year subject to audit.

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

PERSONNEL

As of December 31, 2000, First Federal had 48 full-time employees and 4 part-time employees. At December 31, 2000, First State had 27 full-time employees and no part-time employees. The employees are not represented by a collective bargaining unit, and the Banks consider their relationship with the employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY:

First Federal conducts its business through its main office located in Bessemer, Alabama, and four branch offices located in Pelham, Hueytown, Hoover and Vance, Alabama. First State conducts its business through its main office located in West Blocton, Alabama, and two branch offices located in Woodstock and Centreville. The Company believes that the Banks' current facilities are adequate to meet the present and immediately foreseeable needs of the Banks and the Company. The following table sets forth information relating to each of the Banks' offices as of December 31, 2000, which totaled a net book value of $3,256,000. See also Notes 1 and 4 of the Notes to Consolidated Financial Statements.

                                        Leased
                                          Or              Date          Net Book Value at
First Federal  Locations                Owned            Opened         December 31, 2000
--------------------------              -----            ------        ------------------
                                                     (In thousands)
Main Office -
   1630 Fourth Avenue, No.              Owned             1961             $ 876 (3)
   Bessemer, Alabama 35020

Branches -
   1351 Hueytown Road
   Hueytown, Alabama 35023              Owned             1966                26 (3)

   Food World Plaza
   Pelham, Alabama 35124                Leased (1)        1973               N/A (2)

   1604 Montgomery Hwy.
   Hoover, Alabama 35216                Owned             1992               464 (3)

   18704 Highway 11, North
   Vance, Alabama 35490                 Owned             1997               432 (3)

Other fixed assets, net                                                      758

First State Locations

Main Office -
   Main Street                          Owned             1965               205 (3)
   West Blocton, Alabama 35184

Branches -
   125 Birmingham Rd                    Owned             1979               188 (3)
   Centreville, Alabama  35042

   Highway 5                            Owned             1985               123 (3)
   Woodstock, Alabama 35188

Other fixed assets, net                                                      184
                                                                         --------

   Total                                                                $  3,256
                                                                       ==========

----------------------------
(1)  The lease expires May 31, 2004.
(2)  The Bank's lease is classified as an operating lease.
(3)  Includes land, building and improvements.

ITEM 3. LEGAL PROCEEDINGS:

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At December 31, 2000, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see Notes to Consolidated Financial Statements in the Company's December 31, 2000 Annual Report to Stockholders (the "Annual Report").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:


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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

         (a) Exhibits-The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index:

               3.1 Certificate of Incorporation of FirstFed Bancorp, Inc. (A)
               3.2 Bylaws of FirstFed Bancorp.Inc. (A)
               4.0 Stock Certificate of FirstFed Bancorp, Inc. (A)
               10.01 First Federal Savings Bank Outside Directors' Recognition and Retention Plan and Trust Agreement (C)
               10.02 First Federal Savings Bank Recognition and Retention Plan and Trust Agreement "B" (C)
               10.03 FirstFed Bancorp, Inc. 1991 Incentive Stock Option Plan (C)
               10.04 FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors as amended (C)
               10.05 Form of Indemnification Agreement (B)
               10.06 FirstFed Bancorp, Inc. Deferred Compensation Plan, as amended (E)
               10.07 FirstFed Bancorp, Inc. Incentive Compensation Plan, as amended (D)
               10.08 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc. and B. K. Goodwin, III, as amended (D)

               10.09 Employment Agreement dated January 1, 1996 by and between First Federal Savings Bank and B. K. Goodwin, III, as amended (D)
               10.10 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and C. Larry Seale, as amended (D)
               10.11 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and Lynn J. Joyce, as amended (D)
               10.12 FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan, as amended (D) 10.13 FirstFed Bancorp, Inc. 2001 Stock Incentive Plan (filed herewith)
               11.0 Statement of Computation of Earnings Per Share (F)
               13.0 December 31, 2000 Annual Report - Filed herewith only as to those portions of the Annual Report to stockholders for the year ended December 31, 2000, which are expressly incorporated herein by reference. 21.0 Subsidiaries of the Registrant (filed herewith)
               23.0 Consent of Independent Public Accountants (filed herewith)
               A. Incorporated herein by reference into this document from the Exhibits of the Form S-1, Registration Statement, filed on July 3, 1991.
               B. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1993.
               C. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1994.
               D. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for the year ended March 31, 1998.
               E. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for nine months ended December 31, 1998.
               F. Incorporated herein by reference into this document from the December 31, 2000 Annual Report, Exhibit 13.0 hereto.
        (b) There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTFED BANCORP, INC.


Date:  March 27, 2001              /s/ B. K. Goodwin, III
      -----------------           ----------------------------------------------
                                  B. K. Goodwin, III
                                  Chairman of the Board, Chief Executive Officer
                                  and President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ B. K. Goodwin, III       Chairman of the Board, Chief  Date: March 27, 2001
-----------------------      Executive Officer and               ---------------
B. K. Goodwin, III
                        President


/s/ Lynn J. Joyce            Chief Financial Officer,      Date: March 27, 2001
-----------------------                                          ---------------
Lynn J. Joyce                Executive Vice President,
                             Secretary and Treasurer

/s/ Fred T. Blair            Director                      Date: March 27, 2001
-----------------------                                          ---------------
Fred T. Blair


/s/ A. W. Kuhn               Director                      Date: March 27, 2001
-----------------------                                          ---------------
A. W. Kuhn


/s/ James B. Koikos          Director                      Date: March 27, 2001
-----------------------                                          ---------------
James B. Koikos


/s/ Malcolm E. Lewis         Director                      Date: March 27, 2001
-----------------------                                          ---------------
Malcolm E. Lewis


/s/ E. H. Moore, Jr.         Director                      Date: March 27, 2001
-----------------------                                          ---------------
E. H. Moore, Jr.


/s/ James E. Mulkin          Director                      Date: March 27, 2001
-----------------------                                          ---------------
James E. Mulkin


/s/ Robert E. Paden          Director                      Date: March 27, 2001
-----------------------                                          ---------------
Robert E. Paden


/s/ G. Larry Russell         Director                      Date: March 27, 2001
-----------------------                                          ---------------
G. Larry Russell