Form 10QSB
period 2001-03-31
FIRSTFED BANCORP INC
filed 2001-05-14
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         Commission File Number: 0-19609

                             FirstFed Bancorp, Inc.
            ---------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                    63-1048648
--------------------------------                   ------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                        35020
--------------------------------                   ------------------
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

         YES    X                   NO
             -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                 Outstanding at May 7, 2001
----------------------------                      --------------------------
Common Stock, $.01 par value                            2,548,761 shares

Transitional Small Business Disclosure Format (Check one):

         YES                        NO    X
             -------                   ------

                            FIRSTFED BANCORP, INC.
                            ----------------------


                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2001, AND DECEMBER 31, 2000.....................................................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED MARCH 31, 2001 AND 2000............................................................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY FOR THE THREE
  MONTHS ENDED MARCH 31, 2001 AND 2000 ...........................................................................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED MARCH 31, 2001 AND 2000......................................................................5

UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS .......................................................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION........................................................................................8

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   As of March 31, 2001 and December 31, 2000
                          (Dollar amounts in thousands)

                                                                                    March 31,     December 31,
ASSETS                                                                                2001            2000
                                                                                   -----------    ------------
Cash and Cash Equivalents:
         Cash on hand and in banks                                                 $     4,099    $     3,173
         Interest-bearing deposits in other banks                                        9,472          1,520
         Federal funds sold                                                             12,989             43
                                                                                   -----------    -----------
                                                                                        26,560          4,736
                                                                                   -----------    -----------
Securities available-for-sale, at fair value                                             5,376          9,090
Loans held for sale                                                                      1,423            351
Securities held-to-maturity, at amortized cost, fair
         value of $23,656 and $15,903, respectively                                     23,418         15,833
Loans receivable, net                                                                  119,093        118,536
Land, buildings and equipment, net                                                       3,237          3,256
Goodwill                                                                                 1,065          1,092
Real estate owned                                                                        1,823          1,916
Accrued interest receivable                                                              1,770          1,807
Other assets                                                                               280            587
                                                                                   -----------    -----------
                                                                                   $   184,045    $   157,204
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                  $   146,049    $   136,417
         Other borrowings                                                               17,000           --
         Accrued interest payable                                                          190             85
         Dividends payable                                                                 178            178
         Other liabilities                                                                 420            364
                                                                                   -----------    -----------
                                                                                       163,837        137,044
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
                  authorized, none outstanding                                            --             --
         Common stock, $.01 par value, 10,000,000 shares
                  authorized, 3,125,998 shares issued 2,546,096 shares
                  outstanding at March 31, 2001 and 3,118,273 shares issued and
                  2,538,371 shares outstanding at
                  December 31, 2000                                                         31             31
         Paid-in capital                                                                 8,002          7,954
         Retained earnings                                                              16,721         16,823
         Deferred compensation obligation                                                1,613          1,580
         Deferred compensation treasury stock (183,183
                  shares at March 31, 2001 and 180,663 shares at
                  December 31, 2000)                                                    (1,678)        (1,654)
         Treasury stock, at cost (579,902 shares at March 31, 2001
                  and December 31, 2000)                                                (3,752)        (3,752)
         Unearned compensation                                                            (766)          (811)
         Accumulated other comprehensive income (loss)                                      37            (11)
                                                                                   -----------    -----------
                                                                                        20,208         20,160
                                                                                   -----------    -----------
                                                                                   $   184,045    $   157,204
                                                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

                                                   Three Months Ended
                                                       March 31,
                                              --------------------------
                                                  2001           2000
                                              -----------    -----------
INTEREST INCOME:
         Interest and fees on loans           $     2,819    $     2,574
         Interest and dividends on
           securities                                 517            458
         Other interest income                        167            178
                                              -----------    -----------
           Total interest income                    3,503          3,210
                                              -----------    -----------

INTEREST EXPENSE:
         Interest on deposits                       1,592          1,518
         Interest on other borrowings                 192           --
                                              -----------    -----------
            Total interest expense                  1,784          1,518
                                              -----------    -----------

  Net interest income                               1,719          1,692
         (Credit) provision for loan losses           (61)            29
                                              -----------    -----------
  Net interest income after
    provision for loan losses                       1,780          1,663
                                              -----------    -----------

NONINTEREST INCOME:
         Fees and other noninterest income            269            216
                                              -----------    -----------
           Total noninterest income                   269            216
                                              -----------    -----------

NONINTEREST EXPENSE:
         Salaries and employee benefits               857            737
         Office building and equipment
           expenses                                   150            149
         Amortization of goodwill                      27             27
         Other operating expenses                     487            360
                                              -----------    -----------
           Total noninterest expenses               1,521          1,273
                                              -----------    -----------
  Income before income taxes                          528            606

         Provision for income taxes                   197            221
                                              -----------    -----------
  NET INCOME                                  $       331    $       385
                                              ===========    ===========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                    2,480,582      2,437,021
                                              ===========    ===========
BASIC EARNINGS PER SHARE                      $       .13    $       .16
                                              ===========    ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                  2,533,265      2,518,683
                                              ===========    ===========
DILUTED EARNINGS PER SHARE                    $       .13    $       .15
                                              ===========    ===========
DIVIDENDS DECLARED PER SHARE                  $       .17    $       .14
                                              ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                         OF STOCKHOLDERS' EQUITY For the
                   Three Months Ended March 31, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

                                                                             Deferred                       Accumulated
                                                                 Deferred     Compen-                         Compre-      Compre-
                                                                  Compen-     sation              Unearned    hensive      hensive
                                    Common  Paid-In   Retained    sation     Treasury  Treasury   Compen-     Income       Income
                                    Stock   Capital   Earnings  Obligation     Stock    Stock     sation      (Loss)       (Note 1)
                                   -------- -------   --------  ----------  ---------- --------  ---------- -----------   ---------
BALANCE, December 31, 1999         $    31  $ 7,773   $ 16,155  $    1,307  $ (1,433)  $ (3,752) $    (934) $     (167)

     Net income                          -        -        385           -         -          -          -           -    $    385
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $31                   -        -          -           -         -          -          -          87          87
                                                                                                                          ---------
     Comprehensive income                -        -          -           -         -          -          -           -    $    472
                                                                                                                          ========
     Amortization of unearned
         compensation                    -        -          -           -         -          -         37           -
     Dividends declared ($.14
         per share)                      -        -       (351)          -         -          -          -           -
     Amortization of Deferred
         Compensation                    -        -          -          13         -          -          -           -
     Purchase of Deferred
         Compensation Treasury           -        -          -          33       (33)         -          -           -
     Stock issued under Dividend
         Reinvestment Plan               -       47          -           -         -          -          -           -
                                   -------- -------   --------  ----------  ---------- --------  ---------- -----------
BALANCE, March 31, 2000            $    31  $ 7,820   $ 16,189  $    1,353  $ (1,466)  $ (3,752)  $   (897) $      (80)
                                   ======== =======   ========  ==========  ========== ========  ========== ===========

BALANCE, December 31, 2000         $    31  $ 7,954   $ 16,823  $    1,580  $ (1,654)  $ (3,752)  $   (811) $      (11)

     Net income                          -        -        331           -         -          -          -           -    $    331
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $29                   -        -          -           -         -          -          -          48          48
                                                                                                                          ---------
     Comprehensive income                -        -          -           -         -          -          -           -    $    379
                                                                                                                          ========
     Amortization of unearned
         compensation                    -        -          -           -         -          -         45           -
     Dividends declared ($.17
         per share)                      -        -       (433)          -         -          -          -           -
     Exercise of stock options           -        4          -           -         -          -          -           -
     Amortization of Deferred
         Compensation                    -        -          -           9         -          -          -           -
     Purchase of Deferred
         Compensation Treasury           -        -          -          24       (24)         -          -           -
     Stock issued under Dividend
         Reinvestment Plan               -       44          -           -         -          -          -           -
                                   -------- -------   --------  ----------  ---------- --------  ---------- -----------
BALANCE, March 31, 2001            $    31  $ 8,002   $ 16,721  $    1,613  $ (1,678)  $ (3,752) $    (766) $       37
                                   ======== =======   ========  ==========  ========== ========  ========== ===========


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                          (Dollar amounts in thousands)
                               Three Months Ended

                                                                                                 March 31,
                                                                                        ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      2001              2000
                                                                                        ----------        ---------
  Net income                                                                             $    331          $    385
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
     Depreciation, amortization and accretion                                                  85               131
     Loan fees (cost) deferred, net                                                            52                 7
     (Credit) provision for loan losses                                                       (61)               29
     Provision for real estate owned losses                                                   100              --
     Loss (gain) on sale of real estate, net                                                   12                36
     Origination of loans held for sale                                                    (2,939)           (1,324)
     Proceeds from loans held for sale                                                      1,867             1,473
     Amortization of goodwill                                                                  27                27
     Provision for deferred compensation                                                       24                33
     Decrease (increase) in assets:
         Accrued interest receivable                                                           37               108
         Other assets                                                                         278               118
     Increase (decrease) in liabilities:
         Accrued interest payable                                                             105                19
         Other liabilities                                                                     56                15
                                                                                         --------          --------
           Net cash provided by (used in) operating activities                                (26)            1,057
                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                                 3,500               200
  Proceeds from the sale of securities available-for-sale                                   1,800              --
  Purchases of securities available-for-sale                                               (1,504)             --
  Proceeds from maturities and payments received on securities held-to-maturity             8,978               457
  Purchases of securities held-to-maturity                                                (16,576)             --
  Proceeds from sale of real estate and repossessed assets                                     42               100
  Net loan repayments (originations)                                                         (569)              188
  Capital expenditures                                                                        (44)              (13)
                                                                                         --------          --------
         Net cash provided by (used in) investing activities                               (4,373)              932
                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                      9,632             1,886
  Proceeds from Federal Home Loan Bank advances                                            17,000              --
  Proceeds from exercise of stock options                                                       4              --
  Dividends paid                                                                             (433)             (351)
  Proceeds from dividend reinvestment                                                          44                47
  Purchase of treasury stock for Deferred Compensation Plan                                   (24)              (33)
                                                                                         --------          --------
         Net cash provided by (used in) financing activities                               26,223             1,549
                                                                                         --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       21,824             3,538
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            4,736            17,837
                                                                                         --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 26,560          $ 21,375
                                                                                         ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                                        $    149          $    100
     Interest                                                                               1,679             1,499
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                                         59               304


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
          UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

1.   BASIS OF PRESENTATION:
     ----------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and First State
Corporation ("FSC"), which in turn is the sole shareholder of First State Bank of Bibb County ("First State"). First Federal and First State are referred to herein collectively as the "Banks".

The accompanying unaudited condensed consolidated financial statements as of March 31, 2001, and December 31, 2000, and for the three months ended March 31, 2001 and 2000, include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto incorporated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 2000, Consolidated Financial Statements.

2.   EARNINGS AND DIVIDENDS PER SHARE:
     ---------------------------------

Earnings per share ("EPS") for the three months ended March 31, 2001 and 2000, respectively, were as follows:

                                                   Three Months                                  Three Months
                                               Ended March 31, 2001                           Ended March 31, 2000
                                    -------------------------------------------     ------------------------------------------
                                                     Dilutive                                        Dilutive
                                                     Effect of                                       Effect of
                                                      Options                                        Options
                                       Basic          Issued         Diluted          Basic           Issued          Diluted
                                    ----------      -----------     ----------      ----------      ----------      ----------
Net income                          $  330,668            --        $  330,668      $  385,000            --        $  385,000

Shares available to
   common shareholders               2,480,582          52,683       2,533,265       2,437,021          81,662       2,518,683
                                    ----------      ----------      ----------      ----------      ----------      ----------

Earnings per share                  $     0.13            --        $     0.13      $     0.16            --        $     0.15
                                    ==========      ==========      ==========      ==========      ==========      ==========

Options to purchase 39,590 and 12,958 shares of common stock at prices ranging from $8.88 to $12.50 and $11.00 to $12.50 were outstanding during the quarter ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years.

There were 61,503 and 70,289 shares of common stock held by the Employee Stock Ownership Plan and unallocated at March 31, 2001 and 2000, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended March 31, 2001, consisted of a $.10 per share special dividend and $.07 per share quarterly dividend.

3.   SEGMENT DISCLOSURE:
     ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three months ended March 31, 2001 and 2000.

                                                                March 31, 2001
                                           --------------------------------------------------------------
                                            Banking          Holding                             Total
                                           Operations        Company        Eliminations        Company
                                           ----------      -----------      ------------      -----------
                                                                    (In thousands)
Net interest income                        $   1,700       $        19       $        -       $    1,719
(Credit) provision for loan losses               (61)               -                 -              (61)
Noninterest income                               269                -                 -              269
Noninterest expense                            1,331               190                -            1,521
                                           ---------       -----------       ----------       -----------
     Income before income taxes                  699              (171)               -              528
Income tax expense                               257               (60)               -              197
                                           ---------       -----------       ----------       -----------
     Net income                            $     442       $     (111)       $        -       $       331
                                           =========       ===========       ==========       ===========

     Total assets                          $ 184,264       $    21,054       $  (21,273)      $  184,045
                                           =========       ===========       ==========       ==========


                                                                March 31, 2000
                                           ---------------------------------------------------------------
                                            Banking          Holding                              Total
                                           Operations        Company        Eliminations         Company
                                           ----------      -----------      ------------       -----------
                                                                  (In thousands)
Net interest income                        $    1,672      $        20       $        -         $    1,692
Provision for loan losses                          29                -                -                 29
Noninterest income                                216                -                -                216
Noninterest expense                             1,137              136                -              1,273
                                           ----------      ------------     ------------       -----------
     Income before income taxes                   722             (116)               -               606
Income tax expense                                260              (39)               -               221
                                           ----------      -----------      ------------       -----------
     Net income                            $      462      $       (77)     $         -        $      385
                                           ==========      ===========      ============       ===========

     Total assets                          $  173,236      $    19,487      $   (19,338)       $   173,385
                                           ==========      ===========      ============       ===========

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

Comparison of Financial Condition as of March 31, 2001, and December 31, 2000
-----------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and fed funds sold increased $20,898, or 1,337.04%, to $22,461 at March 31, 2001. The increase is substantially the result of an increase in deposits and the reduction of callable investments during the quarter ended March 31, 2001.

Securities available for sale and held to maturity increased in the aggregate $3,871, or 15.5%, to $28,794 at March 31, 2001. During the quarter ended March 31, 2001, $14,000 in corporate bonds were purchased in connection with an arbitrage transaction discussed below. An additional $4,000 in treasury investments were also purchased. Investments totaling $11,600 were called and $1,800 were sold during the quarter ended March 31, 2001.

Loans receivable, net, at March 31, 2001, were $119,093, an increase of $557, or 0.5%, from $118,536 at December 31, 2000. The increase in loans receivable, net, was primarily due to a slight increase in the consumer and commercial portfolio loans.

The Company's consolidated allowance for loan losses decreased to $843 at March 31, 2001, from $966 at December 31, 2000. This decrease was partially due to charge-offs over recoveries of $62, plus a credit to the allowance for loan losses of $61. Nonperforming loans at March 31, 2001, decreased to $1,371, or 1.15% of loans receivable, from $2,693, or 2.27% of loans receivable, at December 31, 2000. At March 31,2001, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $1,823 at March 31, 2001, a decrease of $93 from December 31, 2000. The Company established a specific reserve of $100 to state real estate owned at realizable values.

Deposits increased $9,632, or 7.1%, to $146,049 at March 31, 2001, from $136,417 at December 31, 2000. The increase is primarily the result of an increase in certificate of deposit accounts. As markets adjusted during the three months ended March 31, 2001, new funds were acquired in certificates of deposit.

Borrowings of $17 million were recorded during the quarter ended March 31, 2001, which represent advances from the Federal Home Loan Bank of Atlanta. The borrowings were used to purchase $14 million in corporate bonds and $3 million was used for lending. This arbitrage transaction is expected to yield a return on assets of over 1% after income taxes.

The Company had stockholders' equity of $20,208 as of March 31, 2001, an increase of $48, or 0.2%, from $20,160 as of December 31, 2000. The increase was primarily attributable to net income for the three months ended March 31, 2001, of $331, less dividends of $.17 per share. Included in such dividends was a special dividend of $.10 per share, which was declared during the first quarter.

Liquidity and Capital Resources

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At March 31, 2001, the Banks had commitments to originate and fund loans of $14.3 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at March 31,2001, was 13.9%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of March 31, 2001.

                                               First Federal              First State                The Company
                                             -----------------          ----------------         ------------------
RISK-BASED CAPITAL RATIOS
Tier 1 Capital
Stockholders' Equity less goodwill           $ 13,146   13.72%           $ 4,425  13.93%         $  19,106   14.64%
Minimum Required                                3,832    4.00%             1,271   4.00%              5,221   4.00%
                                             --------   -----            -------  -----          ----------  -----
Excess                                       $  9,314    9.72%           $ 3,154   9.93%         $  13,885   10.64%
                                             ========   =====            =======  =====          =========   =====
Total Capital
Tier 1 Capital plus allowances
  for loan losses                            $ 13,712   14.31%           $ 4,738  14.92%         $  19,985   15.31%
Minimum Required                                7,664    8.00%             2,541   8.00%            10,443    8.00%
                                             --------   -----            -------  -----          ---------   -----
Excess                                       $  6,048    6.31%           $ 2,197   6.92%         $   9,542    7.31%
                                             ========   =====            =======  =====          =========   =====

LEVERAGE RATIOS
Tier 1 Capital                               $ 13,146    9.29%           $ 4,425  10.18%         $  19,106   10.42%
Minimum Leverage Requirement                    5,662    4.00%             1,739   4.00%              7,335   4.00%
                                             --------   -----            -------  -----          ----------  -----
Excess                                       $  7,484    5.29%           $ 2,686   6.18%         $  11,771    6.42%
                                             ========   =====            =======  =====          =========   =====

TANGIBLE CAPITAL RATIO
Tangible Capital                             $ 13,146    9.29%                     N/A                        N/A
Tangible Capital Requirement                    2,123    1.50%
                                             --------   -----
Excess                                       $ 11,023    7.79%
                                             ========   =====


As of March 31, 2001, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended March 31, 2001 and 2000

Net income for the three months ended March 31, 2001, was $331, a decrease of $54, or 14.0%, from net income of $385 for the three months ended March 31, 2000. The decrease was primarily attributable to a decrease in the Banks' interest rate spread and increases in operating costs.

Interest Income

Total interest income increased $293, or 9.1%, to $3,503 for the three months ended March 31, 2001. This increase was primarily due to an increase in the average yield on interest-earning assets to 8.4% from 8.2%. This increase was also attributable to an increase in the average balance of interest-earnings assets.

Interest Expense

Interest expense for the quarter ended March 31, 2001, was $1,784, an increase of $266, or 17.5%, from $1,518 for the quarter ended March 31, 2000. The increase was primarily the result of an increase in the average rate paid on interest-bearing liabilities to 4.6% for the three months ended March 31, 2001, compared to 4.0% for the corresponding quarter of the previous year, in addition to an increase in the average balance. The increase in the average rate paid on interest-bearing liabilities is primarily the result of the $17 million in borrowings obtained during the quarter ended March 31, 2001.

Net Interest Income

Net interest income for the quarter ended March 31, 2001, increased $27, or 1.6%, to $1,719 from the quarter ended March 31, 2000, level of $1,692. The increase was partially the result of an increase in the average balance of interest-earning assets and interest-bearing liabilities during the first quarter of fiscal 2001, compared to the same period a year ago. This increase was net of a decrease in the average net interest spread to 3.8% for the first quarter of fiscal 2001 compared to 4.1% for the same period a year ago. The net interest margin decreased to 4.1% in the first quarter of fiscal 2001.

(Credit) Provision for Loan Losses

Management decreased the Company's total allowance for loan losses by a credit of $61 during the quarter ended March 31, 2001. The Banks' allowances for loan losses were based on management's evaluation of possible losses in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income

Noninterest income during the quarter ended March 31, 2001, increased $53, to $269, from the March 31, 2000, level of $216. The increase in noninterest income is primarily the result of an increase in secondary market fees for loans sold.

Noninterest Expenses

Noninterest expenses during the quarter ended March 31, 2001, increased $248, or 19.5%, to $1,521, from the March 31, 2000, quarter of $1,273. The increase was attributable to increases in employee costs and other operating expenses which included a provision of $100 for estimated losses on real estate owned.

Income Taxes

The provision for income taxes decreased $24, or 10.9%, to $197 for the quarter ended March 31, 2001, as compared to the corresponding quarter in the previous year. The decreased tax expense was due primarily to a decrease in pretax income from the same period a year ago.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Banks are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 2001, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

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


                                        FIRSTFED BANCORP, INC.


Date: May 11, 2001                         \s\ B. K. Goodwin , III
      ------------                      --------------------------------
                                             B. K. Goodwin, III,
                                            Chairman of the Board,
                                           Chief Executive Officer,
                                               and President



Date: May 11, 2001                          \s\ Lynn J. Joyce
      ------------                      --------------------------------
                                                Lynn J. Joyce
                                            Chief Financial Officer,
                                            Executive Vice President,
                                             Secretary and Treasurer