Form 10QSB
period 2001-06-30
FIRSTFED BANCORP INC
filed 2001-08-13
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO


                         Commission File Number: 0-19609
                                                 -------

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

         YES   [ X ]                  NO  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at July 31, 2001
----------------------------                     ----------------------------
Common Stock, $.01 par value                          2,478,334 shares

Transitional Small Business Disclosure Format
(Check one):

         YES   [   ]                  NO  [ X ]

                             FIRSTFED BANCORP, INC.

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 2001 AND DECEMBER 31, 2000...................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.............................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED JUNE 30, 2001 AND 2000.....................................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION....................................................9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................14

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            FIRSTFED BANCORP, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  As of June 30, 2001 and December 31, 2000
                                        (Dollar amounts in thousands)

                                                                                    June 30,     December 31,
ASSETS                                                                                2001            2000
                                                                                    ---------      ---------
Cash and Cash Equivalents:
         Cash on hand and in banks                                                  $   3,807      $   3,173
         Interest-bearing deposits in other banks                                      15,301          1,520
         Federal funds sold                                                            11,100             43
                                                                                    ---------      ---------
                                                                                       30,208          4,736
                                                                                    ---------      ---------
Securities available-for-sale, at fair value                                            4,535          9,090
Loans held for sale                                                                     1,025            351
Securities held-to-maturity, at amortized cost, fair
     value of $23,105 and $15,903, respectively                                        22,698         15,833
Loans receivable, net                                                                 114,314        118,536
Bank owned life insurance                                                               4,398           --
Land, buildings and equipment, net                                                      3,219          3,256
Goodwill                                                                                1,038          1,092
Real estate owned                                                                       1,751          1,916
Accrued interest receivable                                                             1,779          1,807
Other assets                                                                              370            587
                                                                                    ---------      ---------
                                                                                    $ 185,335      $ 157,204
                                                                                    =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                   $ 146,565      $ 136,417
         Other borrowings                                                              17,000           --
         Accrued interest payable                                                         390             85
         Dividends payable                                                                178            178
         Other liabilities                                                                768            364
                                                                                    ---------      ---------
                                                                                      164,901        137,044
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                                  --             --
         Common stock, $.01 par value, 10,000,000 shares
           authorized, 3,131,045 shares issued and 2,551,143 shares outstanding at June 30, 2001 and 3,118,273 shares issued and 2,538,371 shares outstanding at
           December 31, 2000                                                               31             31
         Paid-in capital                                                                8,026          7,954
         Retained earnings                                                             16,879         16,823
         Deferred compensation obligation                                               1,671          1,580
         Deferred compensation treasury stock (188,399 shares at
           June 30, 2001 and 180,663 shares at December 31, 2000)                      (1,723)        (1,654)
         Treasury stock, at cost, 579,902 shares at June
           30, 2001and December 31, 2000                                               (3,752)        (3,752)
         Unearned compensation                                                           (725)          (811)
         Accumulated other comprehensive income                                            27            (11)
                                                                                    ---------      ---------
                                                                                       20,434         20,160
                                                                                    ---------      ---------
                                                                                    $ 185,335      $ 157,204
                                                                                    =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                          FIRSTFED BANCORP, INC.
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        For the Three and Six Months Ended June 30, 2001 and 2000
                         (Dollar amounts in thousands, except per share amounts)


                                               Three Months Ended                Six Months Ended
                                                    June 30,                           June 30,
                                            ---------------------------     ----------------------------
                                               2001            2000             2001            2000
                                            -----------     -----------     -----------      -----------
INTEREST INCOME:
         Interest and fees on loans         $     2,742     $     2,669     $     5,561      $     5,243
         Interest and dividends on
           securities                               433             493             960              951
         Other interest income                      251             155             418              333
                                            -----------     -----------     -----------      -----------
           Total interest income                  3,436           3,317           6,939            6,527
                                            -----------     -----------     -----------      -----------

INTEREST EXPENSE:
         Interest on deposits                     1,593           1,532           3,185            3,050
         Interest on other borrowings               224            --               416             --
                                            -----------     -----------     -----------      -----------
           Total interest expense                 1,817           1,532           3,601            3,050
                                            -----------     -----------     -----------      -----------

  Net interest income                             1,619           1,785           3,338            3,477
         Provision for loan losses                   14              28             (47)              57
                                            -----------     -----------     -----------      -----------
  Net interest income after
    provision for loan losses                     1,605           1,757           3,385            3,420
                                            -----------     -----------     -----------      -----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                   350             223             619              439
                                            -----------     -----------     -----------      -----------
           Total noninterest income                 350             223             619              439
                                            -----------     -----------     -----------      -----------

NONINTEREST EXPENSE:
         Salaries and employee benefits             858             740           1,715            1,477
         Office building and equipment
           expenses                                 151             145             301              294
         Amortization of goodwill                    27              27              54               54
         Other operating expenses                   413             367             900              727
                                            -----------     -----------     -----------      -----------
           Total noninterest expense              1,449           1,279           2,970            2,552
                                            -----------     -----------     -----------      -----------

  Income before income taxes                        506             701           1,034            1,307
         Provision for income taxes                 170             265             367              486
                                            -----------     -----------     -----------      -----------
  NET INCOME                                $       336     $       436     $       667      $       821
                                            ===========     ===========     ===========      ===========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                  2,488,026       2,443,782       2,484,325        2,440,401
                                            ===========     ===========     ===========      ===========
BASIC EARNINGS PER SHARE                    $       .14     $       .18     $       .27      $       .34
                                            ===========     ===========     ===========      ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                2,537,021       2,506,679       2,534,852        2,508,959
                                            ===========     ===========     ===========      ===========
DILUTED EARNINGS PER SHARE                  $       .13     $       .17     $       .26      $       .32
                                            ===========     ===========     ===========      ===========
DIVIDENDS DECLARED PER SHARE                $       .07     $       .07     $       .24      $       .21
                                            ===========     ===========     ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                                                  FIRSTFED BANCORP, INC.
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     For the Six Months Ended June 30, 2001 and 2000
                                 (Dollar amounts in thousands, except per share amounts)


                                                                                               Deferred
                                                                                 Deferred       Compen-
                                                                                  Compen-       sation
                                       Common       Paid-In        Retained       sation       Treasury        Treasury
                                       Stock        Capital        Earnings     Obligation       Stock           Stock
                                      --------      --------       --------       --------      --------       --------
BALANCE, December 31, 1999            $     31      $  7,773       $ 16,155       $  1,307      $ (1,433)      $ (3,752)

     Net income                           --            --              821           --            --             --
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $6                     --            --             --             --            --             --

     Comprehensive income                 --            --             --             --            --             --


     Amortization of unearned
         compensation                     --            --             --             --            --             --
     Dividends declared ($.21
         per share)                       --            --             (528)          --            --             --
     Exercise of stock options            --              39           --             --            --             --
     Amortization of Deferred
         Compensation                     --            --             --               26          --             --
     Purchase of Deferred
         Compensation Treasury            --            --             --              111          (111)          --
     Stock issued under Dividend
         Reinvestment Plan                --              76           --             --            --             --
                                      --------      --------       --------       --------      --------       --------

BALANCE, June 30, 2000                $     31      $  7,888       $ 16,448       $  1,444      $ (1,544)      $ (3,752)
                                      ========      ========       ========       ========      ========       ========


BALANCE, December 31, 2000            $     31      $  7,954       $ 16,823       $  1,580      $ (1,654)      $ (3,752)

     Net income                           --            --              667           --            --             --
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $24                    --            --             --             --            --             --

     Comprehensive income                 --            --             --             --            --             --

     Amortization of unearned
         compensation                     --            --             --             --            --             --
     Dividends declared ($.24
         per share)                       --            --             (611)          --            --             --
     Exercise of stock options            --              15           --             --            --             --
     Change in stock value of
         Employee Stock
         Ownership Plan                   --             (10)          --             --            --             --
     Amortization of Deferred
         Compensation                     --            --             --               22          --             --
     Purchase of Deferred
         Compensation Treasury            --            --             --               69           (69)          --
     Stock issued under Dividend
         Reinvestment Plan                --              67           --             --            --             --
                                      --------      --------       --------       --------      --------       --------

BALANCE, June 30, 2001                $     31      $  8,026       $ 16,879       $  1,671      $ (1,723)      $ (3,752)
                                      ========      ========       ========       ========      ========       ========

                                                  Accumulated
                                                    Other
                                       Unearned     Compre-          Compre-
                                        Compen-     hensive          hensive
                                        sation       Income           Income
                                      --------      --------       --------
BALANCE, December 31, 1999            $   (934)      $   (167)

     Net income                           --             --         $    821
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $6                     --               16             16
                                                                    --------
     Comprehensive income                 --             --         $    837
                                                                    ========

     Amortization of unearned
         compensation                       73           --
     Dividends declared ($.21
         per share)                       --             --
     Exercise of stock options            --             --
     Amortization of Deferred
         Compensation                     --             --
     Purchase of Deferred
         Compensation Treasury            --             --
     Stock issued under Dividend
         Reinvestment Plan                --             --
                                      --------       --------

BALANCE, June 30, 2000                $   (861)      $   (151)
                                      ========       ========


BALANCE, December 31, 2000            $   (811)      $    (11)

     Net income                           --             --         $    667
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $24                    --               38             38
                                                                    --------
     Comprehensive income                 --             --         $    705
                                                                    ========
     Amortization of unearned
         compensation                       86           --
     Dividends declared ($.24
         per share)                       --             --
     Exercise of stock options            --             --
     Change in stock value of
         Employee Stock
         Ownership Plan                   --             --
     Amortization of Deferred
         Compensation                     --             --
     Purchase of Deferred
         Compensation Treasury            --             --
     Stock issued under Dividend
         Reinvestment Plan                --             --
                                      --------       --------

BALANCE, June 30, 2001                $   (725)      $     27
                                      ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                       FIRSTFED BANCORP, INC.
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Six Months Ended June 30, 2001 and 2000
                                   (Dollar amounts in thousands)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                            ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         2001          2000
                                                                            --------      --------
  Net income                                                                $    667      $    821
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
     Depreciation, amortization and accretion                                     89           192
     Loan fees (cost) deferred, net                                              148            23
     (Credit) provision for loan losses                                          (47)           57
     Provision for real estate owned losses                                      135          --
     Loss (gain) on sale of real estate, net                                      52            64
     Origination of loans held for sale                                       (7,053)       (3,010)
     Proceeds from loans held for sale                                         6,379         2,900
     Amortization of goodwill                                                     54            54
     Provision for deferred compensation                                          69           111
     Decrease (increase) in assets:
         Accrued interest receivable                                              28          (186)
         Other assets                                                             45           (60)
     Increase (decrease) in liabilities:
         Accrued interest payable                                                305            14
         Other liabilities                                                       404           (24)
                                                                            --------      --------
           Net cash provided by (used in) operating activities                 1,275           956
                                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                    4,854           450
  Proceeds from the sale of securities available-for-sale                      1,800           536
  Purchase of securities available-for-sale                                   (2,004)       (1,847)
  Proceeds from maturities, calls and repayments received on securities
    held-to-maturity                                                           9,775         1,183
  Purchase of securities held-to-maturity                                    (16,681)         --
  Purchase of Bank Owned Life Insurance                                       (4,250)         --
  Proceeds from sale of real estate and repossessed assets                       690           116
  Net loan repayments (originations)                                           3,574        (2,365)
  Capital expenditures                                                          (111)         (106)
                                                                            --------      --------
         Net cash provided by (used in) investing activities                  (2,353)       (2,033)
                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                        10,148        (1,719)
  Proceeds from Federal Home Loan Bank advances                               17,000          --
  Proceeds from exercise of stock options                                         15            39
  Dividends paid                                                                (611)         (526)
  Proceeds from dividend reinvestment                                             67            76
  Purchase of treasury stock for Deferred Compensation Plan                      (69)         (111)
                                                                            --------      --------
         Net cash provided by (used in) financing activities                  26,550        (2,241)
                                                                            --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          25,472        (3,318)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,736        17,837
                                                                            --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 30,208      $ 14,519
                                                                            ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                           $    459      $    584
     Interest                                                                  3,296         3,036
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                           675           357

See accompanying notes to unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2001, and December 31, 2000, and for the three and six months ended June 30, 2001 and 2000, include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

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

2.   EARNINGS AND DIVIDENDS PER SHARE:
     ---------------------------------

Earnings per share for the three and six months ended June 30, 2001 and 2000, respectively, were as follows:

                                         Three Months                                  Three Months
                                      Ended June 30, 2001                         Ended June 30, 2000
                          -----------------------------------------    ------------------------------------------
                                           Dilutive                                       Dilutive
                                           Effect of                                      Effect of
                                           Options                                        Options
                              Basic        Issued         Diluted         Basic           Issued         Diluted
                           ----------     ----------     ----------     ----------     ----------     ----------
Net income                 $  336,000           --       $  336,000     $  436,000           --       $  436,000
Shares available to
   common shareholders      2,488,026         48,995      2,537,021      2,443,782         62,897      2,506,679
                           ----------     ----------     ----------     ----------     ----------     ----------

Earnings per share         $     0.14           --       $     0.13     $     0.18           --       $     0.17
                           ==========     ==========     ==========     ==========     ==========     ==========



                                         Six Months                                  Six Months
                                      Ended June 30, 2001                         Ended June 30, 2000
                          -----------------------------------------    ------------------------------------------
                                           Dilutive                                       Dilutive
                                           Effect of                                      Effect of
                                           Options                                        Options
                              Basic        Issued         Diluted         Basic           Issued         Diluted
                           ----------     ----------     ----------     ----------     ----------     ----------
Net income                 $  667,000           --       $  667,000     $  821,000           --       $  821,000
Shares available to
   common shareholders      2,484,325         50,527      2,534,852      2,440,401         68,558      2,508,959
                           ----------     ----------     ----------     ----------     ----------     ----------

Earnings per share         $     0.27           --       $     0.26     $     0.34           --       $     0.32
                           ==========     ==========     ==========     ==========     ==========     ==========

Options to purchase 39,590 shares of common stock at prices ranging from $8.88 to $12.50 were outstanding during the three and six months ended June 30, 2001, and options to purchase 37,675 and 23,675 shares of common stock at prices ranging from $8.88 to $12.50 were outstanding during the three and six months ended, June 30, 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years. There were 61,503 and 70,289 shares of common stock held by the Employee Stock Ownership Plan and unallocated at June 30, 2001 and 2000, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended June 30, 2001, consisted of a $.07 per share quarterly dividend and, for the six months ended June 30, 2001, consisted of $.14 per share quarterly dividends and a $.10 per share special dividend.

3.   SEGMENT DISCLOSURE:
     ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and six months ended June 30, 2001 and 2000.

                                         Three Months Ended June 30, 2001
                              Banking        Holding                         Total
                              Operations     Company     Eliminations        Company
                              ----------     -------     ------------        -------
                                                (In thousands)
Net interest income           $  1,598     $     21      $      --        $  1,619
Provision for loan losses           14         --               --              14
Noninterest income                 350         --               --             350
Noninterest expense              1,270          179             --           1,449
                              --------     --------      -----------      --------
     Income before income
         taxes                     664         (158)            --             506
Income tax expense                 225          (55)            --             170
                              --------     --------      -----------      --------
     Net income               $    439     $   (103)     $      --        $    336
                              ========     ========      ===========      ========
     Total assets             $189,223     $ 21,246      $   (25,134)     $185,335
                              ========     ========      ===========      ========

                                        7


                                        Three Months Ended June 30, 2000
                              -------------------------------------------------------
                              Banking        Holding                         Total
                              Operations     Company       Eliminations      Company
                              ----------     -------       ------------    ---------
                                                 (In thousands)
Net interest income           $   1,763     $      22       $    --        $   1,785
Provision for loan losses            28          --              --               28
Noninterest income                  223          --              --              223
Noninterest expense               1,124           155            --            1,279
                              ---------     ---------       ---------      ---------
     Income before income
         taxes                      834          (133)           --              701
Income tax expense                  313           (48)           --              265
                              ---------     ---------       ---------      ---------
     Net income               $     521     $     (85)      $    --        $     436
                              =========     =========       =========      ========
     Total assets             $ 169,615     $  19,738       $ (19,310)     $ 170,043
                              =========     =========       =========      =========

                                                    Six Months Ended June 30, 2001
                                      --------------------------------------------------------
                                      Banking          Holding                         Total
                                      Operations       Company       Eliminations      Company
                                      ----------     -------         ------------    ---------
                                                (In thousands)
Net interest income                    $   3,298      $      40      $      --        $   3,338
Provision (credit) for loan losses           (47)          --               --              (47)
Noninterest income                           619           --               --              619
Noninterest expense                        2,601            369             --            2,970
                                       ---------      ---------      -----------      ---------
     Income before income
         taxes                             1,363           (329)            --            1,034
Income tax expense                           482           (115)            --              367
                                       ---------      ---------      -----------      ---------
     Net income                        $     881      $    (214)     $      --        $     667
                                       =========      =========      ===========      =========
     Total assets                      $ 189,223      $  21,246      $   (25,134)     $ 185,335
                                       =========      =========      ===========      =========


                                                    Six Months Ended June 30, 2000
                                      --------------------------------------------------------
                                      Banking          Holding                         Total
                                      Operations       Company       Eliminations      Company
                                      ----------     -------         ------------    ---------
                                                (In thousands)
Net interest income                    $  3,435       $     42       $       --      $  3,477
Provision for loan losses                    57           --                 --            57
Noninterest income                          439           --                 --           439
Noninterest expense                       2,260            292               --         2,552
                                       --------       --------       ------------    --------
     Income before income
         taxes                            1,557           (250)              --         1,307
Income tax expense                          573            (87)              --           486
                                       --------       --------       ------------    --------
     Net income                        $    984       $   (163)      $       --      $    821
                                       ========       ========       ============    ========
     Total assets                      $169,615       $ 19,738       $    (19,310)   $170,043
                                       ========       ========       ============    ========


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

Comparison of Financial Condition as of June 30, 2001, and December 31, 2000
----------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash and cash equivalents increased $25,472, or 537.84 %, to $30,208 at June 30, 2001, from $4,736 at December 31, 2000. This increase was substantially the result of an increase in deposits and the reduction of callable investments and loans during the six months ended June 30, 2001.

Securities available-for-sale and held-to-maturity increased $2,310, or 9.3%, to $27,233 at June 30, 2001. During the six months ended June 30, 2001, $14,000 in corporate bonds were purchased in connection with an arbitrage transaction discussed below. An additional $4,000 in treasury and other bonds were also purchased. Proceeds totaling $16,429 were received from investment calls, maturities, sales and repayments.

Loans receivable, net, at June 30, 2001, were $114,314, a decrease of $4,222, or 3.6%, from $118,536 at December 31, 2000. The decrease in loans receivable, net, was primarily due to an increase in the origination of secondary market mortgage loans that were sold and repayments of several large loans.

The Company's consolidated allowance for loan losses decreased to $777 at June 30, 2001, from $966 at December 31, 2000. This decrease of $189 was primarily due to net charge-offs over recoveries of $142. Nonperforming loans, which includes nonaccruing loans and accruing loans delinquent ninety days or more, at June 30, 2001, decreased to $1,745 or 1.53 % of loans receivable, from $2,693, or 2.27% of loans receivable at December 31, 2000. At June 30, 2001, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $1,751 at June 30, 2001, a decrease of $165 from December 31, 2000, as a result of foreclosures, net of sells, during the six months ended June 30, 2001.

During the quarter ended June 30, 2001, the Company purchased approximately $4,250 of Bank Owned Life Insurance ("BOLI") on certain key officers. The life insurance policies were purchased to offset liabilities associated with certain existing employee benefits. Income earned on the policies will offset, to some extent, benefit expenses. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded as a component of non-interest income.

Deposits increased $10,148, or 7.4%, to $146,565 at June 30, 2001, from $136,417 at December 31, 2000. The increase was primarily the result of an increase in certificate of deposit accounts. As markets adjusted during the six months ended June 30, 2001, new funds were acquired in certificates of deposit.

Borrowings of $17 million were recorded during the six months ended June 30, 2001, which represented advances from the Federal Home Loan Bank of Atlanta. The borrowings were used to purchase $14 million in corporate bonds, and $3 million was used for lending. This arbitrage transaction is expected to yield a net return on this investment of over 1% after income taxes.

The Company had stockholders' equity of $20,434 as of June 30, 2001, an increase of $274, or 1.4%, from $20,160 as of December 31, 2000. The primary components of the change were net income for the six months ended June 30, 2001, of $667 less dividends of $.24 per share totaling $611.

Liquidity and Capital Resources

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on investments and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At June 30, 2001, the Banks had commitments to originate and fund loans of $8.5 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at June 30, 2001, was 14.5%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 2001.

                                              First Federal              First State                The Company
                                           ------------------        -------------------         -----------------
RISK-BASED CAPITAL RATIOS Tier 1 Capital:
Stockholders' Equity less goodwill            $13,521   14.02%           $ 4,533  15.54%          $ 19,370   15.46%
Minimum Required                                3,859    4.00%             1,167   4.00%              5,008   4.00%
                                             --------   -----           --------  -----          ----------  -----
Excess                                        $ 9,662   10.02%           $ 3,366  11.54%          $ 14,362   11.46%
                                              =======   =====            =======  =====           ========   =====
Total Capital:
Tier 1 Capital plus allowances
  for loan losses                             $14,018   14.54%           $ 4,813  16.50%          $ 20,147   16.09%
Minimum Required                                7,715    8.00%             2,333   8.00%             10,018   8.00%
                                             --------   -----           --------  -----          ----------  -----
Excess                                        $ 6,303    6.54%           $ 2,480   8.50%         $  10,129    8.09%
                                              =======   =====            =======  =====          =========   =====


LEVERAGE RATIO
Tier 1 Capital                                $13,521    9.31%           $ 4,533   9.78%          $ 19,370   10.49%
Minimum Leverage Requirement                    5,809    4.00%             1,853   4.00%             7,387    4.00%
                                             --------   -----           --------  -----          ---------   -----
Excess                                        $ 7,712    5.31%           $ 2,680   5.78%          $ 11,983    6.49%
                                              =======   =====            =======  =====           ========   =====

TANGIBLE CAPITAL RATIO
Tangible Capital                              $13,521    9.31%                  N/A                       N/A
Tangible Capital Requirement                    2,178    1.50%
                                             --------   -----
Excess                                       $ 11,343    7.81%
                                             ========   =====

                                       10

As of June 30, 2001, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended
------------------------------------------------------------
June 30, 2001 and 2000
----------------------

Net income for the three months ended June 30, 2001, was $336, a decrease of $100, or 22.9%, from net income of $436 for the three months ended June 30, 2000. The decrease was primarily attributable to a decrease in net interest income resulting from a decrease in interest rate spread. The decrease in interest rate spread is the result of the Banks maintaining, on average, more assets in short-term liquid investments.

Interest Income
---------------

Total interest income increased $119, or 3.6%, to $3,436 for the three months ended June 30, 2001, from $3,317 for the three months ended June 30, 2000. This increase was primarily due to an increase in the average balance of interest-earning assets offset by a decrease in the average yield on interest-earning assets to 8.1%, from 8.5%, for the corresponding quarter of the previous year.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 2001, was $1,817, an increase of $285, or 18.6%, from $1,532 for the quarter ended June 30, 2000. The increase was the result of an increase in the average balance of interest-bearing liabilities of 9.4 % for the three months ended June 30, 2001, compared to the same quarter a year ago, plus an increase in the average rate paid for the three months ended June 30, 2001, to 4.5% from 4.1% for the corresponding quarter of the previous year.

Net Interest Income
-------------------

Net interest income for the quarter ended June 30, 2001, was $1,619 compared to $1,785 for the quarter ended June 30, 2000. The average net interest spread decreased to 3.6% for the three months ended June 30, 2001, from 4.2% for the same period in the prior year. The net interest margin decreased to 3.8% for the three months ended June 30, 2001, from 4.6% for the three months ended June 30, 2000.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $14 during the quarter ended June 30, 2001. The Company's allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income during the quarter ended June 30, 2001, increased $127, to $350, from $233 for the quarter ended June 30, 2000. The increase in noninterest income was primarily the result of increases in secondary market fees for loans sold and income on Bank Owned Life Insurance.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended June 30, 2001, increased $170 to $1,449 from the June 30, 2000, level of $1,279. The increase in noninterest expense was primarily attributable to an increase in employee costs and a provision of $25 for estimated losses on real estate owned.

Income Taxes
------------

The provision for income taxes decreased $95, or 35.6%, to $170 for the quarter ended June 30, 2001, as compared to the corresponding quarter in 2000. The decreased tax expense was due to the decrease in pretax income.

Results of Operations - Comparison of the Six Months Ended
----------------------------------------------------------
June 30, 2001 and 2000
----------------------

Net income for the six months ended June 30, 2001, was $667, a decrease of $154, or 18.8%, from net income of $821 for the six months ended June 30, 2000. The decrease was primarily attributable to a decrease in the Banks' interest rate spread. The decrease in interest rate spread was primarily the result of the Banks maintaining, on average, more assets in short-term liquid investments.

Interest Income
---------------

Total interest income increased $412, or 6.3%, to $6,939 for the six months ended June 30, 2001. This increase was the result of an increase in the average balance of interest-earning assets during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, partially offset by a decrease in the average yield on the interest-earning assets to 8.2% during the six months ended June 30, 2001, from 8.3% during the six months ended June 30, 2000.

Interest Expense
----------------

Interest expense for the six months ended June 30, 2001, increased $551, or 18.1%, to $3,601, from $3,050 during the six months ended June 30, 2000. This increase was primarily attributable to an increase in the average balance of interest-bearing liabilities of 6.2 % for the six months ended June 30, 2001, compared to the same period a year ago, coupled with an increase in the average rate paid on interest-bearing liabilities to 4.5% for the six month period ended June 30, 2001, compared to 4.1% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the six months ended June 30, 2001, decreased $139, or 4.0%, to $3,338, from $3,477 for the six months ended June 30, 2000. This decrease was due primarily to a decrease in the average net interest spread to 3.7% for the six months ended June 30, 2001, from 4.3% for the six months ended June 30, 2000. The net interest margin decreased to 4.0% in the six months ended June 30, 2001, from 4.4% in the six months ended June 30, 2000.

(Credit) Provision for Loan Losses
----------------------------------

Management decreased the Company's total allowance for loan losses by a credit of $47 during the six months ended June 30, 2001. The net credit was the result of added provisions less a credit of $125 for reclassification of reserve balances. The Company's allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral.

Noninterest Income
------------------

Noninterest income for the six months ended June 30, 2001, totaled $619 as compared to $439 for the six months ended June 30, 2000. The increase in noninterest income was primarily the result of increases in secondary market fees for loans sold and income on Bank Owned Life Insurance.

Noninterest Expenses
--------------------

Noninterest expenses during the six months ended June 30, 2001, increased $418 to $2,970 from the 2000 level of $2,552. The increase in noninterest expense is primarily attributable to an increase in compensation expense and a provision of $125 for estimated losses on real estate owned.

Income Taxes
------------

The provision for income taxes decreased $119, to $367 for the six months ended June 30, 2001, as compared to $486 for the corresponding period of the prior year. The decreased tax expense was due to the decrease in pretax income.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 Business Combinations ("Statement No. 141"), which will require that the purchase method of accounting be used for all business combinations after June 30, 2001, and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which will change the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of Statement 142, which will be on January 1, 2002.

In 1996, the Company acquired First State Corp. and its wholly owned subsidiary, First State Bank of Bibb County, which resulted in approximately $1,600,000 of nondeductible goodwill which is being amortized straight-line over 15 years. Under Statement 142, commencing in 2002, goodwill will no longer be amortized but will be tested for impairment at least annually. The Company is currently incurring goodwill amortization annually of approximately $108,000, which would no longer be amortized pursuant to Statement 142.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company and Banks are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 2001, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2001, the Company held the 2001 Annual Meeting of Stockholders. The election of B. K. Goodwin, III, A. W. Kuhn and Robert E. Paden as directors was submitted to a vote of the stockholders. The following is the result of the vote:


                                                 For            Withheld
                                             -----------       ----------
                  B. K. Goodwin, III         2,030,866         193,828
                  A. W. Kuhn                 2,030,827         193,868
                  Robert E. Paden            2,030,827         193,868

There were no broker non-votes in the above matter.

There was also a vote on the approval of the FirstFed Bancorp, Inc. 2001 Stock Incentive Plan. The following is the result of the vote:


              For                 Against            Abstain
           ---------              --------           -------
           1,721,265              301,317            202,110

The abstentions included 201,598 broker non-votes.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         None.

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FIRSTFED BANCORP, INC.

Date: August 13, 2001                         /s/ B. K. Goodwin, III
      ---------------                         ----------------------
                                              B. K. Goodwin, III
                                              Chairman of the Board, Chief
                                              Executive Officer and President


Date: August 13, 2001                         /s/ Lynn J. Joyce
      ---------------                         -----------------
                                              Lynn J. Joyce
                                              Chief Financial Officer, Executive
                                              Vice President, Secretary and
                                              Treasurer