Form 10QSB
period 2001-09-30
FIRSTFED BANCORP INC
filed 2001-11-14
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)
   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         YES    X                   NO
             -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at October 31, 2001
----------------------------                     -------------------------------
Common Stock, $.01 par value                             2,307,977 shares

Transitional Small Business Disclosure Format
(Check one):

         YES                        NO    X
             -------                   ------

                             FIRSTFED BANCORP, INC.

                                                                          Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000............................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.........................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.....................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.............................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION..................................................9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14

ITEM 5.  OTHER INFORMATION.................................................14

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


                                       i.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 As of September 30, 2001 and December 31, 2000
                          (Dollar amounts in thousands)

                                                                                      September 30,December 31,
                                                                                        2001            2000
                                                                                      ---------       ---------
ASSETS
Cash and Cash Equivalents:
         Cash on hand and in banks                                                    $   3,315       $   3,173
         Interest-bearing deposits in other banks                                        10,429           1,520
         Federal funds sold                                                               7,860              43
                                                                                      ---------       ---------
                                                                                         21,604           4,736
                                                                                      ---------       ---------
Securities available-for-sale, at fair value                                              7,127           9,090
Loans held for sale                                                                       1,236             351
Securities held-to-maturity, at amortized cost, fair
     value of $29,198 and $15,903, respectively                                          28,264          15,833
Loans receivable, net                                                                   112,561         118,536
Bank owned life insurance                                                                 4,471              --
Land, buildings and equipment, net                                                        3,281           3,256
Goodwill                                                                                  1,010           1,092
Real estate owned                                                                         1,433           1,916
Accrued interest receivable                                                               1,805           1,807
Other assets                                                                                721             587
                                                                                      ---------       ---------
                                                                                      $ 183,513       $ 157,204
                                                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                     $ 147,303       $ 136,417
         Other borrowings                                                                17,000              --
         Accrued interest payable                                                           335              85
         Dividends payable                                                                  161             178
         Other liabilities                                                                  341             364
                                                                                      ---------       ---------
                                                                                        165,140         137,044
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                                      --              --
         Common stock, $.01 par value, 10,000,000 shares
           authorized, 3,314,917 shares issued and 2,304,969 shares outstanding at September 30, 2001 and 3,118,273 shares issued and 2,538,371 shares outstanding at
           December 31, 2000                                                                 31              31
         Paid-in capital                                                                  8,045           7,954
         Retained earnings                                                               17,019          16,823
         Deferred compensation obligation                                                 1,708           1,580
         Deferred compensation treasury stock (191,245 shares at
           September 30, 2001 and 180,663 shares at December
           31, 2000)                                                                     (1,747)         (1,654)
         Treasury stock, at cost, 829,948 shares at September
           30, 2001 and 579,902 share at December 31, 2000                               (6,088)         (3,752)
         Unearned compensation                                                             (684)           (811)
         Accumulated other comprehensive income (loss)                                       89             (11)
                                                                                      ---------       ---------
                                                                                         18,373          20,160
                                                                                      ---------       ---------
                                                                                      $ 183,513       $ 157,204
                                                                                      =========       =========

See accompanying notes to unaudited condensed consolidated financial statements

                             FIRSTFED BANCORP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
              INCOME For the Three and Nine Months Ended September
                                30, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                             --------------------------      --------------------------
                                                2001             2000           2001            2000
                                             ----------      ----------      ----------      ----------
INTEREST INCOME:
         Interest and fees on loans          $    2,566      $    2,778      $    8,127      $    8,021
         Interest and dividends on
           securities                               518             487           1,478           1,438
         Other interest income                      155              78             573             411
                                             ----------      ----------      ----------      ----------
           Total interest income                  3,239           3,343          10,178           9,870
                                             ----------      ----------      ----------      ----------

INTEREST EXPENSE:
         Interest on deposits                     1,525           1,542           4,710           4,592
         Interest on other borrowings               225              --             641              --
                                             ----------      ----------      ----------      ----------
           Total interest expense                 1,750           1,542           5,351           4,592
                                             ----------      ----------      ----------      ----------

  Net interest income                             1,489           1,801           4,827           5,278
         Provision for loan losses                   49              39               2              96
                                             ----------      ----------      ----------      ----------
  Net interest income after
    provision for loan losses                     1,440           1,762           4,825           5,182
                                             ----------      ----------      ----------      ----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                   372             228             991             667
                                             ----------      ----------      ----------      ----------
           Total noninterest income                 372             228             991             667
                                             ----------      ----------      ----------      ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits             809             809           2,524           2,286
         Office building and equipment
           expenses                                 166             150             467             444
         Amortization of goodwill                    27              27              81              81
         Other operating expenses                   380             386           1,280           1,113
                                             ----------      ----------      ----------      ----------
           Total noninterest expense              1,382           1,372           4,352           3,924
                                             ----------      ----------      ----------      ----------

  Income before income taxes                        430             618           1,464           1,925
         Provision for income taxes                 129             231             496             717
                                             ----------      ----------      ----------      ----------
  NET INCOME                                 $      301      $      387      $      968      $    1,208
                                             ==========      ==========      ==========      ==========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                  2,351,739       2,459,361       2,440,014       2,445,212
                                             ==========      ==========      ==========      ==========
BASIC EARNINGS PER SHARE                     $      .13      $      .16      $      .40      $      .50
                                             ==========      ==========      ==========      ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                2,389,570       2,517,460       2,485,805       2,513,012
                                             ==========      ==========      ==========      ==========
DILUTED EARNINGS PER SHARE                   $      .13      $      .16      $      .39      $      .48
                                             ==========      ==========      ==========      ==========
DIVIDENDS DECLARED PER SHARE                 $      .07      $      .07      $      .31      $      .28
                                             ==========      ==========      ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                      OF STOCKHOLDERS' EQUITY For the Nine
                       Months Ended September 30, 2001 and
                                      2000
             (Dollar amounts in thousands, except per share amounts)

                                                                                    Deferred                           Accumulated
                                                                        Deferred     Compen-                              Other
                                                                         Compen-     sation                 Unearned      Compre-
                                    Common   Paid-In     Retained        sation     Treasury    Treasury     Compen-      hensive
                                    Stock    Capital     Earnings      Obligation     Stock       Stock      sation    Income (Loss)
                                    -----    --------    ---------     ----------   ---------   ---------    -------   -------------
BALANCE, December 31, 1999          $  31    $  7,773     $ 16,155     $  1,307    $ (1,433)    $ (3,752)    $ (934)    $   (167)

     Net income                        --          --        1,208           --          --           --         --           --
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $65                 --          --           --           --          --           --         --           80

     Comprehensive income              --          --           --           --          --           --         --           --

     Amortization of unearned
         compensation                  --          --           --           --          --           --         95           --
     Dividends declared ($.28
         per share)                    --          --         (705)          --          --           --         --           --
     Exercise of stock options         --          39           --           --          --           --         --           --
     Amortization of Deferred
         Compensation                  --          --           --           39          --           --         --           --
     Purchase of Deferred
         Compensation Treasury         --          --           --          159        (159)          --         --           --
     Stock issued under Dividend
         Reinvestment Plan             --         103           --           --          --           --         --           --
                                 --------    --------     --------     --------    --------     --------     ------     --------

BALANCE, September 30, 2000         $  31    $  7,915     $ 16,658     $  1,505    $ (1,592)    $ (3,752)    $ (839)    $    (87)
                                    =====    ========     ========     ========    ========     ========     ======     ========

BALANCE, December 31, 2000          $  31    $  7,954     $ 16,823     $  1,580    $ (1,654)    $ (3,752)    $ (811)    $    (11)

     Net income                        --         968           --           --          --           --         --           --
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $54                 --          --           --           --          --           --         --          100

     Comprehensive income              --          --           --           --          --           --         --           --

     Amortization of unearned
         compensation                  --          --           --           --          --           --        127           --
     Dividends declared ($.31
         per share)                    --          --         (772)          --          --           --         --           --
     Exercise of stock options         --          15           --           --          --           --         --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                --         (17)          --           --          --           --         --           --
     Amortization of Deferred
         Compensation                  --          --           --           35          --           --         --           --
     Purchase of Deferred
         Compensation Treasury         --          --           --           93         (93)          --         --           --
     Stock issued under Dividend
         Reinvestment Plan             --          93           --           --          --           --         --           --
     Purchase of Treasury Stock        --          --           --           --          --       (2,336)        --           --
                                 --------    --------     --------     --------    --------     --------     ------     --------

BALANCE, September  30, 2001        $  31    $  8,045     $ 17,019     $  1,708    $ (1,747)    $ (6,088)    $ (684)    $     89
                                    =====    ========     ========     ========    ========     ========     ======     ========




                                   Compre-
                                   hensive
                                   Income
                                   -------
BALANCE, December 31, 1999

     Net income                   $  1,208
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $65                  80
                                  --------
     Comprehensive income         $  1,288
                                  ========
     Amortization of unearned
         compensation
     Dividends declared ($.28
         per share)
     Exercise of stock options
     Amortization of Deferred
         Compensation
     Purchase of Deferred
         Compensation Treasury
     Stock issued under Dividend
         Reinvestment Plan


BALANCE, September 30, 2000


BALANCE, December 31, 2000

     Net income                   $    968
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $54                 100
                                  --------
     Comprehensive income         $  1,068
                                  ========
     Amortization of unearned
         compensation
     Dividends declared ($.31
         per share)
     Exercise of stock options
     Change in stock value of
         Employee Stock
         Ownership Plan
     Amortization of Deferred
         Compensation
     Purchase of Deferred
         Compensation Treasury
     Stock issued under Dividend
         Reinvestment Plan
     Purchase of Treasury Stock


BALANCE, September  30, 2001



See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                          (Dollar amounts in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               2001           2000
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $    968       $  1,208
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
     Depreciation, amortization and accretion                                     131            252
     Loan fees (cost) deferred, net                                               273            123
     Provision for loan losses                                                      2             96
     Provision for real estate owned losses                                       124             --
     Loss (gain) on sale of real estate, net                                      167             93
     (Originations) proceeds of loans held for sale                              (885)          (183)
     Amortization of goodwill                                                      81             81
     Provision for deferred compensation                                           93            159
     Decrease (increase) in assets:
         Accrued interest receivable                                                2           (129)
         Other assets                                                            (409)           147
     Increase (decrease) in liabilities:
         Accrued interest payable                                                 250             23
         Other liabilities                                                        (23)            31
                                                                             --------       --------
           Net cash provided by (used in) operating activities                    774          1,901
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                     6,354            950
  Proceeds from the sale of securities available-for-sale                       1,800          3,516
  Purchase of securities available-for-sale                                    (6,004)        (1,847)
  Proceeds from maturities, calls and repayments received on securities
    held-to-maturity                                                           11,336          1,692
  Purchase of securities held-to-maturity                                     (23,835)            --
  Purchase of Bank Owned Life Insurance                                        (4,250)            --
  Proceeds from sale of real estate and repossessed assets                      1,534            193
  Net loan repayments (originations)                                            4,610         (3,448)
  Capital expenditures                                                           (227)           (87)
                                                                             --------       --------
         Net cash provided by (used in) investing activities                   (8,682)           969
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                         10,886         (5,909)
  Proceeds from Federal Home Loan Bank advances                                17,000             --
  Proceeds from exercise of stock options                                          15             39
  Dividends paid                                                                 (789)          (703)
  Proceeds from dividend reinvestment                                              93            103
  Purchase of treasury stock for Deferred Compensation Plan                       (93)          (159)
  Purchase of treasury stock                                                   (2,336)            --
                                                                             --------       --------
         Net cash provided by (used in) financing activities                   24,776         (6,629)
                                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           16,868         (3,759)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4,736         17,837
                                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 21,604       $ 14,078
                                                                             ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                            $    896       $    694
     Interest                                                                   5,101          4,569
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                          1,305            702


See accompanying notes to unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2001, and December 31, 2000, and for the three and nine months ended September 30, 2001 and 2000, include the accounts of the Company and the Banks. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

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

2.   EARNINGS AND DIVIDENDS PER SHARE:
     ---------------------------------

Earnings per share for the three and nine months ended September 30, 2001 and 2000, respectively, were as follows:

                                          Three Months                                     Three Months
                                     Ended September 30, 2001                        Ended September 30, 2000
                            ------------------------------------------      ------------------------------------------
                                            Dilutive                                         Dilutive
                                            Effect of                                       Effect of
                                             Options                                         Options
                              Basic           Issued          Diluted         Basic           Issued          Diluted
                            ----------      ----------      ----------      ----------      ----------      ----------
Net income                  $  301,000              --      $  301,000      $  387,000              --      $  387,000
Shares available to
   common shareholders       2,351,739          37,831       2,389,570       2,457,147          63,375       2,520,522
                            ----------      ----------      ----------      ----------      ----------      ----------

Earnings per share          $     0.13              --      $     0.13      $     0.16              --      $     0.16
                            ==========      ==========      ==========      ==========      ==========      ==========

                                            Nine Months                                   Nine Months
                                      Ended September 30, 2001                       Ended September 30, 2000
                            -------------------------------------------    -------------------------------------------
                                            Dilutive                                         Dilutive
                                            Effect of                                       Effect of
                                             Options                                         Options
                               Basic         Issued           Diluted         Basic           Issued         Diluted
                            ----------     -----------      -----------    ------------     ----------     -----------
Net income                  $  968,000              --      $  968,000      $1,208,000              --      $1,208,000
Shares available to
   common shareholders       2,440,014          45,791       2,485,805       2,445,212          67,800       2,513,012
                            ----------      ----------      ----------      ----------      ----------      ----------

Earnings per share          $     0.40              --      $     0.39      $     0.50              --      $     0.48
                            ==========      ==========      ==========      ==========      ==========      ==========


Options to purchase 66,574 and 39,590 shares of common stock at prices ranging from $7.75 to $12.50 and $8.88 to $12.50 were outstanding during the three and nine months ended September 30, 2001, respectively, and options to purchase 37,675 and 12,985 shares of common stock at prices ranging from $9.00 to $12.38 were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years. There were 61,503 and 70,289 shares of common stock held by the Employee Stock Ownership Plan and unallocated at September 30, 2001 and 2000, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended September 30, 2001, consisted of a $.07 per share quarterly dividend and, for the nine months ended September 30, 2001, consisted of $.21 per share quarterly dividends and a $.10 per share special dividend.

3.   SEGMENT DISCLOSURE:
     ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and nine months ended September 30, 2001 and 2000.

                                         Three Months Ended September 30, 2001
                                  ------------------------------------------------------
                                   Banking       Holding                         Total
                                  Operations     Company      Eliminations      Company
                                  ----------     -------      ------------     ---------
                                                     (In thousands)
Net interest income               $  1,469      $     20       $       --      $  1,489
Provision for loan losses               49            --               --            49
Noninterest income                     337            35               --           372
Noninterest expense                  1,248           134               --         1,382

     Income before income
         taxes                         509           (79)              --           430
Income tax expense                     169           (40)              --           129
                                  --------      --------       ----------      --------
     Net income                   $    340      $    (39)      $       --      $    301
                                  ========      ========       ==========      ========
     Total assets                 $186,148      $ 18,760       $  (19,395)     $185,513
                                  ========      ========       ==========      ========

                                         Three Months Ended September 30, 2000
                                  ------------------------------------------------------
                                   Banking       Holding                         Total
                                  Operations     Company      Eliminations      Company
                                  ----------     -------      ------------     ---------
                                                     (In thousands)

Net interest income               $  1,779      $     22       $       --      $  1,801
Provision for loan losses               39            --               --            39
Noninterest income                     228            --               --           228
Noninterest expense                  1,165           207               --         1,372
                                  --------      --------       ----------      --------
     Income before income
         taxes                         803          (185)              --           618
Income tax expense                     297           (66)              --           231
                                  --------      --------       ----------      --------
     Net income                   $    506      $   (119)      $       --      $    387
                                  ========      ========       ==========      ========
     Total assets                 $166,125      $ 20,163       $  (20,035)     $166,253
                                  ========      ========       ==========      ========

                                          Nine Months Ended September 30, 2001
                                  ------------------------------------------------------
                                   Banking       Holding                         Total
                                  Operations     Company      Eliminations      Company
                                  ----------     -------      ------------     ---------
                                                     (In thousands)
Net interest income               $  4,767      $     60       $       --      $  4,827
Provision for loan losses                2            --               --             2
Noninterest income                     956            35               --           991
Noninterest expense                  3,849           503               --         4,352
                                  --------      --------       ----------      --------
     Income before income
         taxes                       1,872          (408)              --         1,464
Income tax expense                     651          (155)              --           496
                                  --------      --------       ----------      --------
     Net income                   $  1,221      $   (253)      $       --      $    968
                                  ========      ========       ==========      ========
     Total assets                 $186,148      $ 18,760       $  (19,395)     $185,513
                                  ========      ========       ==========      ========

                                          Nine Months Ended September 30, 2000
                                  ------------------------------------------------------
                                   Banking       Holding                         Total
                                  Operations     Company      Eliminations      Company
                                  ----------     -------      ------------     ---------
                                                     (In thousands)
Net interest income               $  5,214      $     64       $       --      $  5,278
Provision for loan losses               96            --               --            96
Noninterest income                     667            --               --           667
Noninterest expense                  3,425           499               --         3,924
                                  --------      --------       ----------      --------
     Income before income
         taxes                       2,360          (435)              --         1,925
Income tax expense                     870          (153)              --           717
                                  --------      --------       ----------      --------
     Net income                   $  1,490      $   (282)      $       --      $  1,208
                                  ========      ========       ==========      ========
     Total assets                 $166,125      $ 20,163       $  (20,035)     $166,253
                                  ========      ========       ==========      ========

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

Comparison of Financial Condition as of September 30, 2001, and December 31,
--------------------------------------------------------------------------------
2000
----

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash and cash equivalents increased $16,868, or 356.17%, to $21,604 at September 30, 2001, from $4,736 at December 31, 2000. This increase was substantially the result of an increase in deposits and the reduction of callable investments and loans during the nine months ended September 30, 2001.

Securities available-for-sale and held-to-maturity increased $10,468, or 42.0%, to $35,391 at September 30, 2001. During the nine months ended September 30, 2001, $14,000 in corporate bonds were purchased in connection with an arbitrage transaction discussed below. An additional $16,000 in treasury and other bonds were also purchased. Proceeds totaling $19,000 were received from investment calls, maturities, sales and repayments.

Loans receivable, net, at September 30, 2001, were $112,561, a decrease of $5,975, or 5.0%, from $118,536 at December 31, 2000. The decrease in loans receivable, net, was primarily due to an increase in the origination of secondary market mortgage loans that were sold and repayments of several large loans.

The Company's consolidated allowance for loan losses decreased to $647 at September 30, 2001, from $966 at December 31, 2000. This decrease of $319 was primarily due to net charge-offs over recoveries of $321. Nonperforming loans, which includes nonaccruing loans and accruing loans delinquent ninety days or more, at September 30, 2001, decreased to $2,212 or 1.97% of loans receivable, from $2,693, or 2.27% of loans receivable at December 31, 2000. At September 30, 2001, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $1,433 at September 30, 2001, a decrease of $483 from December 31, 2000, as a result of the sales of several properties, during the nine months ended September 30, 2001.

During the quarter ended June 30, 2001, the Company purchased approximately $4,250 of Bank Owned Life Insurance ("BOLI") on certain key officers. The life insurance policies were purchased to offset liabilities associated with certain existing employee benefits. Income earned on the policies will offset, to some extent, benefit expenses. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded as a component of non-interest income.
                                        9

Deposits increased $10,886, or 8.0%, to $147,303 at September 30, 2001, from $136,417 at December 31, 2000. The increase was primarily the result of an increase in certificate of deposit accounts. As markets adjusted during the nine months ended September 30, 2001, new funds were acquired primarily in certificates of deposit.

Borrowings of $17 million were recorded during the nine months ended September 30, 2001, which represented advances from the Federal Home Loan Bank of Atlanta. The borrowings were used to purchase $14 million in corporate bonds, and $3 million was used for lending. This arbitrage transaction will yield a net return on this investment of over 1% after income taxes.

The Company had stockholders' equity of $18,373 as of September 30, 2001, a decrease of $1,787, or 8.9%, from $20,160 as of December 31, 2000. During the quarter ended September 30, 2001, the Company purchased treasury stock totaling $2,336. The other components of the change were net income for the nine months ended September 30, 2001, of $968 less dividends of $.31 per share totaling $772.

Liquidity and Capital Resources

Traditionally, the Banks' principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on investments and maturities of investments. In addition, First Federal has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At September 30, 2001, the Banks had commitments to originate and fund loans of $7.8 million. The Banks anticipate that they will have sufficient funds available to meet their current commitments.

First Federal is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Federal at September 30, 2001, was 15.5%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Federal, First State and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of September 30, 2001.


                                              First Federal              First State                The Company
                                           ------------------        -------------------         -----------------
RISK-BASED CAPITAL RATIOS Tier 1 Capital:
Stockholders' Equity less goodwill            $11,472   11.78%           $ 3,818  12.77%          $ 17,274   13.15%
Minimum Required                                3,894    4.00%             1,196   4.00%             5,255    4.00%
                                             --------   -----           --------  -----          ----------  -----
Excess                                        $ 7,578    7.78%           $ 2,622   8.77%          $ 12,019    9.15%
                                              =======   =====            =======  =====           ========   =====
Total Capital:
Tier 1 Capital plus allowances
  for loan losses                             $11,778   12.10%           $ 4,088  13.67%          $ 18,010   13.71%
Minimum Required                                7,788    8.00%             2,392   8.00%             10,512   8.00%
                                             --------   -----           --------  -----          ----------  -----
Excess                                        $ 3,990    4.10%           $ 1,696   5.67%         $   7,498    5.71%
                                              =======   =====            =======  =====          =========   =====


LEVERAGE RATIO
Tier 1 Capital                                $11,472    8.11%           $ 3,818   8.38%          $ 17,274    9.39%
Minimum Leverage Requirement                    5,655    4.00%             1,823   4.00%             7,359    4.00%
                                             --------   -----           --------  -----          ---------   -----
Excess                                        $ 5,817    4.11%           $ 1,995   4.38%          $  9,915    5.39%
                                              =======   =====            =======  =====           ========   =====

TANGIBLE CAPITAL RATIO
Tangible Capital                              $11,472    8.11%                  N/A                       N/A
Tangible Capital Requirement                    2,121    1.50%
                                             --------   -----
Excess                                       $  9,351    6.61%
                                             ========   =====

As of September 30, 2001, management was not award of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Banks' liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended September 30, 2001
--------------------------------------------------------------------------------
and 2000
--------

Net income for the three months ended September 30, 2001, was $301, a decrease of $86, or 22.2%, from net income of $387 for the three months ended September 30, 2000. The decrease was primarily attributable to a decrease in net interest income resulting from a decrease in interest rate spread. The decrease in interest rate spread is primarily the result of the Banks maintaining, on average, more assets in short-term liquid investments and the reductions in the Fed Funds and prime rates.

Interest Income

Total interest income decreased $104, or 3.1%, to $3,239 for the three months ended September 30, 2001, from $3,343 for the three months ended September 30, 2000. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 7.7%, from 8.8%, for the corresponding quarter of the previous year offset slightly by an increase in the average balance of interest-earning assets.

Interest Expense

Interest expense for the quarter ended September 30, 2001, was $1,750, an increase of $208, or 13.5%, from $1,542 for the quarter ended September 30, 2000. The increase was the result of an increase in the average balance of interest-bearing liabilities of 14.0% for the three months ended September 30, 2001, compared to the same quarter a year ago. The average rate paid for the three months ended September 30, 2001, was 4.3%, consistent with the corresponding quarter of the previous year.

Net Interest Income

Net interest income for the quarter ended September 30, 2001, was $1,489 compared to $1,801 for the quarter ended September 30, 2000. The average net interest spread decreased to 3.4% for the three months ended September 30, 2001, from 4.5% for the same period in the prior year. The net interest margin decreased to 3.5% for the three months ended September 30, 2001, from 4.8% for the three months ended September 30, 2000.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a provision of $49 during the quarter ended September 30, 2001. The Company's allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income

Noninterest income during the quarter ended September 30, 2001, increased $144, to $372, from $228 for the quarter ended September 30, 2000. The increase in noninterest income was primarily the result of increases in secondary market fees for loans sold and income on Bank Owned Life Insurance.

Noninterest Expenses

Noninterest expenses during the quarter ended September 30, 2001, increased $10 to $1,382 from the September 30, 2000, level of $1,372. No individual items of significance comprised this increase.

Income Taxes

The provision for income taxes decreased $102, or 44.2%, to $129 for the quarter ended September 30, 2001, as compared to the corresponding quarter in 2000. The decreased tax expense was due to the decrease in pretax income.

Results of Operations - Comparison of the Nine Months Ended September 30, 2001
--------------------------------------------------------------------------------
and 2000
--------

Net income for the nine months ended September 30, 2001, was $968, a decrease of $240, or 19.9%, from net income of $1,208 for the nine months ended September 30, 2000. The decrease was primarily attributable to a decrease in the Banks' interest rate spread. The decrease in interest rate spread was primarily the result of the Banks maintaining, on average, more assets in short-term liquid investments and the reduction in the Fed Funds and prime rates.

Interest Income

Total interest income increased $308, or 3.1%, to $10,178 for the nine months ended September 30, 2001. This increase was the result of an increase in the average balance of interest-earning assets during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, partially offset by a decrease in the average yield on the interest-earning assets to 8.1% during the nine months ended September 30, 2001, from 8.5% during the nine months ended September 30, 2000.

Interest Expense

Interest expense for the nine months ended September 30, 2001, increased $759, or 16.5%, to $5,351, from $4,592 during the nine months ended September 30, 2000. This increase was primarily attributable to an increase in the average balance of interest-bearing liabilities of 9.2% for the nine months ended September 30, 2001, compared to the same period a year ago, coupled with an increase in the average rate paid on interest- bearing liabilities to 4.4% for the nine month period ended September 30, 2001, compared to 4.1% for the same period a year ago.

Net Interest Income

Net interest income for the nine months ended September 30, 2001, decreased $451, or 8.5%, to $4,827, from $5,278 for the nine months ended September 30, 2000. This decrease was due primarily to a decrease in the average net interest spread to 3.6% for the nine months ended September 30, 2001, from 4.4% for the nine months ended September 30, 2000. The net interest margin decreased to 3.8% in the nine months ended September 30, 2001, from 4.5% in the nine months ended September 30, 2000.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a provision of $2 during the nine months ended September 30, 2001. The reduction in provision compared to the prior period was the result of the decrease in the loan portfolio combined with improved performance of the loan portfolio. The Company's allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral.

Noninterest Income

Noninterest income for the nine months ended September 30, 2001, totaled $991 as compared to $667 for the nine months ended September 30, 2000. The increase in noninterest income was primarily the result of increases in secondary market fees for loans sold and income on Bank Owned Life Insurance.

Noninterest Expenses

Noninterest expenses during the nine months ended September 30, 2001, increased $428 to $4,352 from the 2000 level of $3,924. The increase in noninterest expense is attributable to a provision for losses on real estate owned of $115 and slight increases in compensation expense and other operating expense.

Income Taxes

The provision for income taxes decreased $221, to $496 for the nine months ended September 30, 2001, as compared to $717 for the corresponding period of the prior year. The decreased tax expense was due to the decrease in pretax income.

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

In 1996, the Company acquired First State Corp. and its wholly owned subsidiary, First State Bank of Bibb County, which resulted in approximately $1,600,000 of nondeductible goodwill which is being amortized straight-line over 15 years. Under Statement 142, commencing in 2002, goodwill will no longer be amortized but will be tested for impairment at least annually. The Company is currently incurring goodwill amortization annually of approximately $108,000, which would no longer be amortized pursuant to Statement 142 assuming no impairment.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement No. 144"), which will be effective for the financial statements issued for fiscal 2002. This statement changes and improves the financial reporting of the disposal of long-lived assets and requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Management does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company and Banks are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 2001, there were no legal proceedings to which the Company or the Banks were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

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


                                          FIRSTFED BANCORP, INC.

Date: November 14, 2001                   \s\ B. K. Goodwin, III
      -----------------                   ----------------------------------
                                          B. K. Goodwin, III
                                          Chairman of the Board, Chief
                                          Executive Officer and President


Date: November 14, 2001                   \s\ Lynn J. Joyce
      -----------------                   ----------------------------------
                                          Lynn J. Joyce
                                          Chief Financial Officer, Executive
                                          Vice President, Secretary and
                                          Treasurer