Form 10KSB
period 2001-12-31
FIRSTFED BANCORP INC
filed 2002-03-29
CIK 876947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.
                                             -----------------
                                       OR
|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition Period from               To                .
                               -------------    ---------------

                         Commission File Number: 0-19609

                             FirstFed Bancorp, Inc.
 -------------------------------------------------------------------------------

                   Delaware                                  63-1048648
----------------------------------------------         --------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                      identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                              35020
----------------------------------------------          -------------------
(Address of principal executive office)                      Zip Code

Registrant's telephone number, including area code:       (205) 428-8472
                                                        -------------------

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  [ X ]  N0  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [ X ].

State issuer's revenues for its most recent fiscal year $14,648,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market March 25, 2001, was $10,823,522.

As of March 25, 2002, there were issued and outstanding 2,318,633 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001, are incorporated by reference into Parts I and II of this Form 10-KSB.

(2) Portions of the Proxy Statement for the December 31, 2001, Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.




                                     TABLE OF CONTENTS
                                    -----------------
                                                                                    Page
PART I.
         ITEM I.     Description of Business
                     The Company.......................................................1
                     First Federal Savings Bank........................................1
                     First State Bank of Bibb County...................................1
                     First Financial Bank (Subsequent Event)...........................1
                     Critical Accounting Policies......................................2
                     Liquidity.........................................................2
                     Key Operating Data................................................2
                     Average Balances, Yields Earned and Rates Paid....................3
                     Rate/Volume Analysis..............................................4
                     Asset/Liability Management........................................5
                     Lending Activities................................................7
                     Investment Activities............................................13
                     Deposits, Borrowings and Other Sources of Funds..................15
                     Competition......................................................16
                     Regulation, Supervision and Governmental Policy..................16
                     Taxation.........................................................17
                     Personnel . . . . . . . . . . . . . . . . .................... . 17

         ITEM 2.   Description of Property............................................18

         ITEM 3.   Legal Proceedings..................................................19

         ITEM 4.   Submission of Matters to a Vote of Security Holders................19

PART II.
         ITEM 5.   Market for Common Equity and Related Stockholder Matters...........19

         ITEM 6.   Management's Discussion and Analysis or Plan of Operation..........19

         ITEM 7.   Financial Statements...............................................19

         ITEM 8.   Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure..............................19

PART III.
         ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act................19

         ITEM 10.  Executive Compensation.............................................19

         ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....19

         ITEM 12.  Certain Relationships and Related Transactions.....................20

         ITEM 13.  Exhibits, Lists and Reports on Form 8-K............................20





                                       i.

                                     PART I
                                     ------


ITEM 1.  DESCRIPTION OF BUSINESS:
         ------------------------

THE COMPANY

FirstFed Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company that has registered as a financial holding company. As of December 31, 2001, the Company served as the holding company for First Federal Savings Bank ("First Federal"), a federally-chartered savings bank, and First State Bank of Bibb County ("First State"), an Alabama chartered commercial bank. First State was a wholly-owned subsidiary of First State Corporation ("FSC"). See "First Financial Bank (Subsequent Event)" below.

The Company's assets consist primarily of its subsidiary investment and liquid investments. It engages in no significant independent activity. The Company had total assets of $182,227,000, total deposits of $146,069,000 and stockholders' equity of $18,466,000 at December 31, 2001.

The Company's earnings were primarily dependent upon net interest income, which is the difference between the income derived from interest-earning assets, such as loans and securities, and the interest expense incurred on interest- bearing liabilities, primarily deposit accounts. Net interest income is affected by (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

The Company's executive office is located at the main office at 1630 Fourth Avenue North, Bessemer, Alabama 35020. The telephone number is (205) 428-8472.

FIRST FEDERAL SAVINGS BANK

As of December 31, 2001, First Federal's principal business consisted of attracting deposits from the general public and investing those deposits primarily in one-to-four-family residential mortgage loans, and to a lesser extent, commercial mortgage loans, commercial loans and consumer loans. First Federal was a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts were insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowable by the FDIC. First Federal was subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC.

First Federal conducted business from five locations in Jefferson, Shelby and Tuscaloosa Counties, Alabama, consisting of its home office in Bessemer and four other branches, one each in Pelham, Hueytown, Hoover and Vance. Each branch was a full service facility.

FIRST STATE BANK OF BIBB COUNTY

As of December 31, 2001, First State conducted business from three full service locations in Bibb County, Alabama, consisting of its main office in West Blocton and two other branches, one each in Centreville and Woodstock. First State's primary business consisted of attracting deposits from the community and investing those deposits in commercial loans, consumer loans and one-to-four family residential mortgage loans.

First State's deposit accounts were insured by the Bank Insurance Fund ("BIF") of the FDIC up to the maximum amount allowed by the FDIC. First State was subject to regulation, examination and supervision by the FDIC and the State Banking Department of the State of Alabama (the "Banking Department"). Prior to December 28, 2001, First State was also subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). First State terminated its FRB membership on that date.

FIRST FINANCIAL BANK (SUBSEQUENT EVENT)

As of the close of business on March 8, 2002, First Federal was merged with and into First State. The name of the surviving bank was then changed to First Financial Bank. References herein to the Company include First Federal and First State prior to the merger and First Financial Bank thereafter.

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses and intangibles. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, Summary of Business and Significant Accounting Policies, in the "Notes to Consolidated Financial Statements" in the Annual Report.

LIQUIDITY

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, liability maturities and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position on a daily basis, and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. The Company also has accessibility to market sources of funds. The Consolidated Statements of Cash Flows, included in the Annual Report, provides an analysis of cash from operating, investing, and financing activities for each of the two years in the period ended December 31, 2001.

Sources of liquidity discussed in the "Notes to Consolidated Financial Statements" in the Annual Report include: Note 2 - maturity of securities portfolio and Note 6 - maturity distribution of deposits. Also, see "Loan Maturity" and "Deposits, Borrowings and Other Sources of Funds" herein for additional sources of liquidity.

No trends in the sources or uses of cash by the Company are expected to have a significant impact on the Company's liquidity position. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

KEY OPERATING DATA

The following table summarizes certain key operating ratios for the years ended December 31, 2001 and 2000.


                                                2001                    2000
                                               -----                   ------

Return on average assets                        .66%                     .93%
Return on average equity                       6.09%                    7.94%
Average equity to average assets               10.74%                  11.78%
Dividend payout ratio                            78%                      57%

AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for the years ended December 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual delinquent loans. For further discussion, see "Management's Discussion and Analysis" in the Company's December 31, 2001, Annual Report to Stockholders (the "Annual Report").

                                                            2001                  2000
                                                 -----------------------   ---------------------
                                                   Average                  Average
                                                   Balance     Interest     Balance    Interest
                                                  ---------   ----------   ---------  ----------
                                                                        (In thousands)
Interest-earning assets:
  Loans                                           $ 117,131     $ 10,594   $ 117,420    $ 10,832
  Securities                                         32,415        2,003      26,861       1,865
  Other interest-earning assets                      19,043          672       8,168         460
                                                  ---------     --------   ---------    --------


Total interest-earning assets                       168,589       13,269     152,449      13,157
Non-interest-earning assets                          12,597                   13,413
                                                  ---------               ----------
  Total assets                                    $ 181,186                $ 165,862
                                                  =========                =========

Interest-bearing liabilities:
  Deposits                                        $ 144,859    $   5,986   $ 145,897   $   6,165
  FHLB advances                                      16,527          867           -           -
                                                  ---------     --------   ---------    --------

Total interest-bearing liabilities                  161,386        6,853     145,897       6,165
Non-interest bearing liabilities                        272                      429
                                                  ---------     --------   ---------    --------
                                                               $   6,416               $   6,992
                                                               =========               =========
  Total liabilities                                 161,658                  146,326
Stockholders' equity                                 19,528                   19,536
                                                  ---------               ----------
  Total liabilities and stockholders' equity      $ 181,186                $ 165,862
                                                  =========                =========



                                                      2001              2000
                                                      ----             -----

Yield on:
  Loans                                              9.04%              9.22%
  Securities                                         6.18               6.94
  Other interest-earning assets                      3.53               5.63
     All interest-earning assets                     7.87               8.63
Rate paid on:
  Deposits                                           4.13               4.23
  FHLB advances                                      5.20                -
     All interest-bearing liabilities                4.25               4.23

Interest rate spread (1)                             3.62%              4.40%
                                                    =====               ====

Net yield (2)                                        3.81%              4.59%
                                                    =====               ====

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

Net interest income decreased $576,000 for the year ended December 31, 2001, compared to the year ended December 31, 2000.



                                                                 Year Ended                            Year Ended
                                                               December 31, 2001                   December 31, 2000
                                                                   Versus                              Versus
                                                                 Year Ended                          Year Ended
                                                               December 31, 2000                    December 31, 1999
                                                   ------------------------------------------------------------------------
                                                       Volume       Rate           Net      Volume        Rate         Net
                                                    ---------      ------        -----    --------      ------       -----
                                                                                       (In thousands)
Increase (decrease) in interest earned on:
     Loans                                          $     (22)   $   (216)    $   (238)    $   561      $  268     $   829
     Securities                                           293        (155)         138          48         223         271
     Other interest-earning assets                        295         (83)         212      (1,090)        215        (875)
                                                   ----------  ----------    ---------     --------   ---------     -------
     Total                                                566        (454)         112        (481)        706         225
                                                   ----------   ---------    ---------    ---------   ---------     -------

Decrease (increase) in interest paid on:
     Deposits                                              41         138          179        (665)        223        (442)
     Other borrowings                                    (867)          -         (867)          -           -           -
                                                    --------- -----------    --------- ------------------------ -----------
     Total                                               (826)        138         (688)       (665)        223        (442)
                                                    ---------    --------    ---------    ---------   ---------    -------

     Net (decrease) increase in net
       interest income                                $  (260)    $  (316)    $   (576)    $(1,146)    $    929    $  (217)
                                                      =======     =======     ========     ========    ========    =======

                                       4

ASSET/LIABILITY MANAGEMENT

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Company has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of assets and liabilities. The strategies are intended to stabilize net interest income for the long-term by protecting the interest rate spread against fluctuations in market interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage loans secured by one-to- four-family residences and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and seeking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At December 31, 2001, the cumulative one-year gap is slightly negative using the indicated assumptions. Management believes that the Company's strong capital position is sufficient to protect against the negative effects of interest rate changes on net income.

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

Historically, the Company has not experienced the level of volatility in net interest income indicated by the cumulative one-year gap ratio. The primary reason for this is that a relatively large base of deposit products do not reprice on a contractual basis. These deposit products are primarily traditional passbook accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within 90 days" repricing category and comprise 28.4% of total interest-bearing liabilities. The rates paid on these accounts are typically sensitive to changes in market interest rates only under certain conditions, such as market interest rates falling to historically low levels.

Interest Rate Sensitivity Analysis

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Banks. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.


                                       Within    91 To    181 Days     1 Year    3 Years    5 Years    10 Years     Over
                                       90 Days  180 Days  To 1 Year To 3 Years To 5 Years To 10 Years To 20 Years 20 Years  Total
                                        -------  --------  ----------------------------------------------------------------  -----
                                                                            (Dollars in thousands)
Interest-earning assets:
         Loans receivable (2)         $ 28,194   $ 13,194   $ 28,078   $ 25,873  $  6,891   $  4,052   $  5,215  $  5,438  $116,935
         Securities (1)                  4,592        575        335      5,839    21,180      1,673        444       779    35,417
         Cash investments               19,247        - -        - -        - -       - -        - -        - -       - -    19,247
                                      --------   --------   --------   --------  --------  ---------   -------- ---------  --------
Total interest-earning assets           52,033     13,769     28,413     31,712    28,071      5,725      5,659     6,217   171,599
                                      --------   --------   --------   --------  --------  ---------   -------- ---------  --------
Interest-bearing liabilities:
         Savings accounts (3)           23,681        - -        - -        - -       - -        - -        - -       - -    23,681
         Transaction accounts (3)       17,758        - -        - -        - -       - -        - -        - -     9,214    26,972
         Certificate accounts           17,207     16,274     20,364     14,950    26,621        - -        - -       - -    95,416
                                      --------   --------   --------   --------  --------  ---------   -------- ---------  --------
Total interest-bearing liabilities      58,646     16,274     20,364     14,950    26,621        - -        - -     9,214   146,069
                                      --------   --------   --------   --------  --------  ---------   -------- ---------  --------
Interest sensitivity gap per period   $ (6,613)  $ (2,505)  $  8,049   $ 16,762  $  1,450   $  5,725   $  5,659  $ (2,997) $ 25,530
                                      ========   ========   ========   ========  ========  =========   ======== =========  ========

Cumulative interest sensitivity gap   $ (6,613)  $ (9,118)  $ (1,069)  $ 15,693  $ 17,143   $ 22,868   $ 28,527  $ 25,530  $ 25,530
                                      ========   ========   ========   ========  ========   ========   ========  ========  ========

Percentage of cumulative gap to
   total assets                          (3.63)%    (5.00)%    (0.59)%     8.61%      9.41%    12.55%     15.65%   14.01%     14.01%

Cumulative ratio of interest-sensitive
   assets to interest-sensitive
   liabilities                            88.72%     87.83%     98.88%    114.24%    112.53    116.71%    120.84%   117.48%  117.48%

(1) Includes $6,577 in securities available-for-sale; such securities are reflected in the above table based on their contractual maturity.
(2) Includes $2,158 in loans held for sale; such loans are reflected in the above table in the within 90 days category.
(3) Assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are not particularly sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced. The noninterest-bearing checking were included in the over 20 years category.

LENDING ACTIVITIES

General
-------

The Company's loan portfolio is comprised primarily of first mortgage loans secured by one-to-four family residences, a majority of which are adjustable rate, conventional mortgage loans. The Company originates loans on real estate located in its primary lending areas in West Jefferson, Northern Shelby and Bibb Counties of Alabama, which include Bessemer, Pelham, Hueytown, Hoover, West Blocton, Centreville, and the western suburbs of Birmingham. First Federal had authority within regulatory limitations to originate loans secured by real estate throughout the United States but exercised this authority outside its primary lending area only on a limited basis.

The Company has not purchased servicing rights. The Company routinely sells fixed rate loans in the secondary market and retains servicing for only a small portion of those loans; servicing rights are immaterial.

Residential Lending - One-to-Four Family
----------------------------------------

The Company offers various adjustable rate one-to-four family residential loan products ("ARMs"). ARMs generally are subject to a limitation of 2% per annum adjustment for interest rate increases and decreases, with a lifetime cap of 6% on increases. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. Interest rates and origination fees on ARMs are priced to provide a profit margin and not necessarily to be competitive in the local market. One-to-four family residential ARMs do not provide for negative amortization.

The Company generally makes one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increased interest rate. The Company usually charges an origination fee of 1.00% to 2.00% on one-to-four family residential mortgage loans. The Company's loan policy requires approval by a loan committee or the Board of Directors for loans over specified amounts. The Board of Directors is furnished with an analysis of the respective monthly loan activity.

In addition to ARM lending, the Company may originate fixed rate one-to-four family residential loans. However, at this time, almost all fixed rate loans are being sold into the secondary market servicing released. Investor relationships have been established with several banks and mortgage companies. In addition, the Company is approved by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Corporation Association (FNMA) to sell and service loans. These outlets allow more diversified products and enhance the management of interest rate risk. The Company applies the required underwriting procedures in making these fixed rate mortgage loans.

Commercial Real Estate Lending
------------------------------

Loans secured by commercial real estate totaled approximately $18.5 million, or 17.0% of the total loan portfolio, at December 31, 2001. Commercial real estate loans are generally originated in amounts up to 65% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Company. Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2001, most are located within 100 miles of the Company's office locations and were made to local customers. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates generally based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates and may carry prepayment penalties. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

Construction Lending
--------------------

The Company has several construction loan programs. At December 31, 2001, the Company had $18.0 million in construction loans or 16.5% of the loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $7.1 million was undisbursed at December 31, 2001, and consisted primarily of loans to individuals for construction of residential properties. The Company presently charges adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection.

Consumer Lending
----------------

As a community-oriented lender, the Company offers certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $11.5 million or 10.58% of the total loan portfolio at December 31, 2001. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk.

Home Equity Lending
-------------------

Home equity loans may be made not to exceed 80% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At December 31, 2001, the outstanding home equity loan balance was $6.9 million.

Commercial Lending
------------------

The Company originates commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Company's market areas. Commercial loans are adjustable rate loans and are generally, secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $6.9 million or 6.30% of the total loan portfolio at December 31, 2001.

Analysis of Loan Portfolio

The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated. At December 31, 2001, the Company had no concentrations of loans exceeding 10% of total loans that are not disclosed below.



                                                     December 31,                       December 31,
                                                          2001                              2000
                                                -------------------------           ------------------------
                                                                 Percent                             Percent
                                                                  of                                  of
                                                  Amount         Total              Amount           Total
                                                --------         ------             --------         ------
                                                                     (Dollars in thousands)
Mortgage Loans:
         One-to-four family residential
            and construction                    $ 80,010          73.41%            $ 82,340         69.46%
         Commercial real estate                   18,529          17.00               15,876         13.39
                                                --------         ------             --------         ------

Total mortgage loans                              98,539          90.41               98,216          82.85
                                                --------         ------             --------         ------

Consumer loans:
         Savings accounts                          1,065            .98                1,035            .87
         Other                                    10,462           9.60               12,939          10.92
                                                --------         ------             --------         ------

Total consumer loans                              11,527          10.58               13,974          11.79
                                                --------         ------             --------         ------

Commercial loans                                   6,869           6.30               10,702           9.03
                                                --------         ------             --------         ------

         Total loans receivable                  116,935         107.29              122,892         103.67
                                                --------         ------             --------         ------

Less:
         Undisbursed portion of
            mortgage loans                         7,093           6.50                3,389           2.86
         Escrow, net                                  (4)            --                   16             --
         Allowance for loan losses                   775            .71                  966            .81
         Net deferred loan fees (costs)               85            .08                  (15)            --
                                                --------         ------             --------         ------
                                                   7,949           7.29                4,356           3.67
                                                --------         ------             --------         ------
              Loans receivable, net             $108,986         100.00%            $118,536         100.00%
                                                ========         ======            ========          ======



Loan Maturity

The following table shows the maturity of the loan portfolio at December 31, 2001, based upon contractual maturity.

                                                                          December 31, 2001
                                        -------------------------------------------------------------------------------
                                           One-to-Four
                                             Family
                                          Residential
                                              and            Commercial
                                         Construction        Real Estate        Consumer        Commercial
                                             Loans              Loans             Loans           Loans           Total
                                             -----              -----             -----           -----           -----
                                                                           (In thousands)
Amounts Due:
  One year or less                         $ 24,215         $   4,459         $  3,399         $   3,118       $  35,191
  One year through 5 years                    5,857             5,290            6,248             2,276          19,671
  After 5 years                              49,938             8,780            1,880             1,475          62,073
                                           --------         ----------        --------         ---------       ---------
                                           $ 80,010          $ 18,529         $ 11,527         $   6,869         116,935
                                           ========          ========         ========         =========

Less:
  Undisbursed portion of mortgages                                                                                 7,093
  Net deferred loan fees                                                                                              85
  Allowance for loan losses                                                                                          775
  Escrow, net                                                                                                         (4)
                                                                                                               ---------

Loans receivable, net                                                                                         $  108,986
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

The following table sets forth at December 31, 2001, the dollar amount of loans due after December 31, 2002, based upon contractual maturity dates, and whether such loans have fixed interest rates or adjustable interest rates:


                                                     Due After December 31, 2002
                                               Fixed         Adjustable      Total
                                              --------     -------------  -----------
                                                         (In thousands)
Mortgage Loans:
  One-to-four family                          $ 16,628      $ 39,167         $ 55,795
  Commercial real estate                         2,252        11,818           14,070
                                              --------     --------         --------


       Total mortgage loans                     18,880        50,985           69,865
                                               --------     --------         --------

Consumer loans                                   8,128           - -            8,128
                                               --------     --------         --------

Commercial loans                                 1,838         1,913            3,751
                                               --------     --------         --------

       Total loans receivable, gross           $ 28,846     $ 52,898         $ 81,744
                                               ========     ========         ========


Loan Origination, Commitment and Other Loan Fees
------------------------------------------------

In addition to interest earned on loans, the Company charges fees for originating and making loan commitments (which are included in interest income), prepayments of non-residential loans, late payments, changes in property ownership and other miscellaneous services. The income realized from such fees varies with the volume of loans made or repaid, and the fees vary from time to time depending upon the supply of funds and other competitive conditions in the mortgage markets. Loan demand and the availability of money also affect these conditions.

Loan Delinquencies, Nonperforming Assets and Classified Assets
--------------------------------------------------------------

Nonperforming assets include nonaccruing loans, accruing loans delinquent 90 days or more, and real estate owned. The Company's policy is to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Company obtains title of the real estate securing the loan in foreclosure proceedings. At December 31, 2001, the Company had no restructured loans within the meaning of Financial Accounting Standards Board Statement 15. The following table is an analysis of the nonperforming assets at December 31, 2001, and December 31, 2000.

                                                            2001          2000
                                                           ------        ------
                                                          (Dollars in thousands)

Nonaccrual loans                                           $1,734        $2,094
Accruing loans delinquent 90 days or more:
         Mortgage loans                                        80           185
         Consumer loans                                       188            30
         Commercial loans                                     258           384
                                                           ------        ------
     Total non-performing loans                             2,260         2,693

Real estate owned                                           1,387         1,916
                                                           ------        ------

     Total non-performing assets                           $3,647        $4,609
                                                           ======        ======

Allowance for uncollected interest                         $  113        $  158
                                                           ======        ======

Non-performing assets to total assets                        2.00%         2.93%
                                                           ======        ======

Non-performing loans to total loans, net                     2.07%         2.27%
                                                           ======        ======


At December 31, 2001, there were no loans not included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at December 31, 2001, would have increased by approximately $113,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for the year ended December 31, 2001, was approximately $50,000.

Allowance for Loan Losses
-------------------------

Confirmed losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and, as losses occur, by provisions charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the composition of the loan portfolio, current economic conditions, past loss histories and other factors that warrant recognition in providing for an adequate allowance. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, are made in the period in which these factors and other relevant considerations become known.

The following table sets forth information regarding the allowance for loan losses for the years ended December 31, 2001 and 2000.


                                                              2001            2000
                                                             ------      ------
                                                            (Dollars in thousands)

Balance at beginning of period                               $  966      $1,038

Provision for loan losses                                        96         135

Charge-offs:
  Mortgage loans                                                137          82
  Consumer loans                                                120         169
  Commercial loans                                               76        --
                                                             ------      ------

    Total Charge-offs                                           333         251
                                                             ------      ------

Recoveries:
  Mortgage loans                                                 25           5
  Consumer loans                                                 16          39
  Commercial loans                                                5        --
                                                             ------      ------

    Total Recoveries                                             46          44
                                                             ------      ------

Charge-offs, net of recoveries                                  287         207
                                                             ------      ------

Balance at end of period                                     $  775      $  966
                                                             ======      ======

Ratio of allowance for loan losses to total loans
  receivable at the end of period                               .71%        .82%
                                                             ======      ======

Ratio of allowance for loan losses to non-performing
  loans (1)                                                   34.29%      35.87%
                                                             ======      ======

Ratio of net charge-offs during the period to average
  loans outstanding during the period                           .26%        .18%
                                                             ======      ======


(1) Non-performing loans are comprised of accruing loans delinquent 90 days or more and nonaccrual loans. Specific reviews are performed to determine the collectibility and related allowance for loan losses on nonperforming loans.
                                       12

The following table details the approximate allocation of the allowance for loan losses by category as of December 31, 2001 and 2000. See further discussion regarding the allowance for loan losses in "Management's Discussion and Analysis" in the Annual Report.


                                                   2001                          2000
                                        ------------------------         ----------------------
                                        Amount           Percent         Amount         Percent
                                        ------           -------         ------         -------
                                                         (Dollars in thousands)

         Mortgage loans                $   426           55.0%          $   517           53.5%
         Consumer loans                    194           25.0               247           25.6
         Commercial loans                  155           20.0               202           20.9
                                       -------           -----          --------         -----

                  Total                $   775          100.0%          $   966          100.0%
                                       =======          =====           =======          =====

Classified Assets
-----------------

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories, but possess credit deficiencies or potential weaknesses, are required to be designated "special mention" by management.

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its federal regulators, which can order the establishment of additional general or specific loss allowances. See Note 16 of the "Notes to Consolidated Financial Statements" in the Annual Report regarding allowance for loan losses. At December 31, 2001, the Campany had $22,000 in assets classified as loss, $619,000 of assets classified as doubtful, $3.7 million of assets classified as substandard, and $3.3 million in assets designated as special mention. Total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 2.36% of total assets at December 31, 2001. At that date, primarily all of the classified assets were one-to-four family residences and commercial loans in the Company's market areas.

INVESTMENT ACTIVITIES

The Company has investments in mortgage-backed securities in the portfolio which are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of December 31, 2001, ranging from 4.87% to 9.50%. At December 31, 2001, mortgage-backed securities totaled $2.8 million or 1.5% of total assets.

At December 31, 2001, the Company had 12.4% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Company holds cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks, and federal funds sold, the latter being generally sold for one day periods.

The Board of Directors sets the investment policy. This policy dictates that investments will be made based on the following criteria: regulatory liquidity requirements, return on investment, and acceptable levels of interest rate risk and credit risk. The policy authorizes investment in various types of liquid assets permissible under applicable regulations, which include United States Government obligations, securities of various federal or federally-sponsored agency obligations, certain municipal obligations, certain corporate bonds, certain certificates of deposit of Board- approved banks and savings institutions and federal funds sold. The policy is to account for the investments as held-to- maturity or available-for-sale based on intent and ability.

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Company's investment securities, both held-to-maturity and available-for-sale, at December 31, 2001. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.

                                                After One Through     After Five Through
                            One Year or Less        Five Years           Ten Years        After Ten Years       Total
                                   -------------------------------------------------------------------------------------------------
                                     Weighted              Weighted            Weighted           Weighted                  Weighted
                           Amortized Average   Amortized   Average  Amortized  Average  Amortized Average  Amortized  Fair  Average
                             Cost    Yield        Cost     Yield      Cost      Yield      Cost   Yield       Cost    Value Yield
                             ----    -----        ----     -----      ----      -----      ----   -----       ----    ----- ------
                                                                    (Dollars in thousands)
Interest bearing deposits   $11,949   1.70%   $     --        --%  $    --        -- %   $    --     --%     $11,949 $11,949  1.70%

Federal funds                 7,298   1.60          --        --        --        --          --     --        7,298   7,298  1.60

U.S. Government and agency
  securities (1)              2,503   4.76      13,764      5.31       318      6.35       2,678    6.03      19,263  19,550  5.35

Corporate Bonds                  --     --      11,429      6.86     1,349      6.57       1,621    6.57      14,399  14,774  6.80

State, County and Municipal
  securities                    105   4.96         500      5.45        --       --          100    5.00         705     722  5.31



(1) Includes securities held-to-maturity and available-for-sale. The securities are reflected in the above table based on their carrying value and contractual maturity. The weighted average yield does not include unrealized gains and losses on fair value of available-for-sale securities.

DEPOSITS, BORROWINGS AND OTHER SOURCES OF FUNDS

General
-------

The Company's primary sources of funds are deposits and principal, interest and dividend payments on loans, mortgage-backed securities and investments, as applicable.

Deposits
--------

The Company offers a variety of deposit accounts having a range of interest rates and terms. Deposits consist of savings accounts, checking accounts, money market deposits, IRA and certificate accounts. The Company currently has two ATM facilities and issues ATM cards on checking accounts. Compound interest is paid on most deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. Deposits are obtained primarily from the areas in which the branches are located. The Company also maintains collateralized deposits in excess of $100,000 held by the State of Alabama and certain other depositors. Generally, deposit rates are priced relative to existing treasury market rates. The Company relies primarily on customers as their source to attract and retain these deposits. The Company does not seek and has no brokered deposits.

Average Balance and Average Rate of Deposits
--------------------------------------------

The average balance of deposits and average rates are summarized for the years ended December 31, 2001 and 2000, in the following table.

                                        Year Ended                       Year Ended
                                     December 31, 2001                 December 31, 2000
                                     ------------------              ------------------
                                      Amount       Rate               Amount        Rate
                                      ------       ----               ------        ----
                                                    (Dollars in thousands)
Transaction accounts                 $26,209       0.93%             $31,840        1.41%
Savings accounts                      23,647       2.06               25,182        2.71
Certificates                          95,003       5.53               88,875        5.66

Large Certificates of Deposit
-----------------------------

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

  Maturity Period                                  Amount
  ---------------                              --------------
                                               (In thousands)
  Three months or less                           $   3,638
  Over three through six months                      2,448
  Over six through 12 months                         3,830
  Over 12 months                                     8,979
                                                 --------

     Total                                       $ 18,897
                                                 ========

Borrowings/FHLB Advances
------------------------

Deposits are the Company's primary source of funds. The Company's policy has been to utilize borrowings only when necessary and when they are a less costly source of funds or can be invested at a positive rate of return. The Company may obtain advances from the FHLB-Atlanta upon the security of its capital stock of the FHLB-Atlanta and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Atlanta advances to a member institution generally is reduced by borrowings from any other source.

At December 31, 2001, there were $17.06 million in FHLB advances. The advances are at a fixed rate of 5.20% and have a contractual maturity of January 12, 2011. On January 12, 2006, the FHLB has the option to convert the whole advance to a three month floating LIBOR, at which time the Company may terminate the advance.

The Company had internal borrowings totaling $570,000 at December 31, 2001, which represented a loan associated with the Employee Stock Ownership Plan ("ESOP"). The Company is the lender on the ESOP loan, and the loan is eliminated in consolidation.

COMPETITION

The Company faces strong competition both in making loans and in attracting deposits. A large number of financial institutions, including commercial banks, savings associations, credit unions, and other nonbank financial companies, compete in the greater Birmingham, Alabama, metropolitan area, in which the primary service areas of the Company are located. Most of these companies are competitors of the Company to varying degrees. The Company also competes with many larger banks and other financial institutions that have offices over a wide geographic area.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

General
-------

The Company is a bank holding company that has elected to be a financial holding company under the Gramm-Leach- Bliley Act of 1999 (the "GLB Act"). Under the GLB Act, a financial holding company may engage in any activity that the FRB determines is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in securities; and any activity currently permitted for bank holding companies by the FRB. All depository institution subsidiaries of a financial holding company must be well-capitalized and well-managed and have at least a satisfactory Community Reinvestment Act rating. Financial holding companies that fail to satisfy the requirements for their special status are subject to regulatory consequences which may include limitations or conditions on the conduct and activities of the financial holding company and its affiliates or ceasing to engage in all activities not permissible for a bank holding company. Although the Company has registered as a financial holding company, to date it has not sought to engage in the expanded activities authorized under the GLB Act and by the FRB. See "Financial Modernization Legislation" below.

As a financial holding company, the Company is subject to FRB regulation and supervision under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

First Financial Bank, as an Alabama commercial bank that is not a member of the Federal Reserve System, is subject to regulation, supervision and regular examination both by the Banking Department and by the FDIC. The deposits of the Company are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Federal and Alabama banking laws and regulations control, among other things, the Company's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Company's operations.

Supervision, regulation and examination by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of First Financial Bank. These regulators have adopted guidelines regarding the capital adequacy of institutions under their respective jurisdictions, which require such institutions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See Notes to Consolidated Financial Statements.

First Financial Bank is prohibited from paying any dividends or other capital distributions if, after the distribution, it would be undercapitalized under the applicable regulations. In addition, under Alabama Law, the approval of the Alabama Superintendent of Banks is required if the total of all the dividends declared by First Financial Bank in any calendar year exceeds net income as defined for that year combined with its retained net income for the preceding two calendar years. See Notes to Consolidated Financial Statements.

Financial Modernization Legislation
-----------------------------------

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

Effects of Governmental Policy
------------------------------

The earnings and business of the Company are affected by the policies of various regulatory authorities of the United States, particularly the FRB. Important functions of the FRB, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets. The nature and timing of any future changes in the regulatory policies of the FRB and other federal agencies and their impact on the Company are not predictable.

TAXATION

Federal Taxation
----------------

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For federal income tax purposes, the Company reported its income and expenses on the accrual method of accounting under SFAS No. 109, "Accounting for Income Taxes" and files its federal income tax returns on a consolidated basis. For its taxable year ended December 31, 2001, the Company was subject to a maximum federal income tax rate of 34%. The Company has not been audited by the Internal Revenue Service for any recent year subject to audit. See Notes to Consolidated Financial Statements for additional information related to income taxes.


Corporate Alternative Minimum Tax
---------------------------------

The Company is subject to taxes based on alternative minimum taxable income ("AMTI") at a 20% tax rate. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

State and Local Taxation
------------------------

The State of Alabama imposes a 6% excise tax on the earnings of financial institutions such as First Financial Bank. The 6% excise tax also applies to the Company. In addition to the excise taxes, the State of Alabama imposes an annual state privilege tax for domestic and foreign corporations. The privilege tax is assessed on corporations doing business in the State of Alabama and is applied to each taxpayer's capital employed in the State of Alabama. Each corporation's investment in the capital of a taxpayer doing business in Alabama is excluded from the taxable base. The Company is subject to the Delaware franchise tax.

PERSONNEL

As of December 31, 2001, the Company had 74 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with the employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY:
         ------------------------

First Financial Bank conducts its business through its main office located in Bessemer, Alabama, and seven branch offices located in Centreville, Hoover, Hueytown, Pelham, Vance, West Blocton and Woodstock, Alabama. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The following table sets forth information relating to each of the offices as of December 31, 2001, which totaled a net book value of $3,566,000. See also Notes 1 and 4 of the Notes to Consolidated Financial Statements.

                                            Leased
                                             Or               Date              Net Book Value at
                                            Owned             Opened            December 31, 2001
                                            -----             ------            ------------------
Main Office -
   1630 Fourth Avenue, No.                  Owned             1961                     $ 851 (3)
   Bessemer, Alabama 35020

Branches -
   125 Birmingham Rd                        Owned             1979                       100 (3)
   Centreville, Alabama  35042

   1604 Montgomery Hwy.
   Hoover, Alabama 35216                    Owned             1992                       454 (3)

   1351 Hueytown Road
   Hueytown, Alabama 35023                  Owned             1966                         64 (3)

   Food World Plaza
   Pelham, Alabama 35124                  Leased (1)          1973                       N/A (2)

   18704 Highway 11, North
   Vance, Alabama 35490                     Owned             1997                       422 (3)

   Main Street                              Owned             1965                       184 (3)
   West Blocton, Alabama 35184

   Highway 5                                Owned             1985                       204 (3)
   Woodstock, Alabama 35188

Other fixed assets, net                                                                1,287 (4)
                                                                                      ------

   Total                                                                              $3,566
                                                                                      ======

----------------------------
(1)  The lease expires May 31, 2004.
(2)  The lease is classified as an operating lease.
(3)  Includes land, building and improvements.
(4)  Includes new Hueytown location under constuction.

ITEM 3.  LEGAL PROCEEDINGS:

From time to time, the Company is a party to routine legal proceedings occurring in the ordinary course of business. At December 31, 2001, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see Notes to Consolidated Financial Statements in the Company's December 31, 2001 Annual Report to Stockholders (the "Annual Report").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE:
---------------------

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:
--------------------------------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION:
---------------------------------

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

(b)  Security Ownership of Management -

         Information required by this item is incorporated herein by reference to the sections captioned "Proposal I-- Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

(c)  Changes in Control -

         Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
          -----------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I-- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K:
--------------------------------------------------

(a) Exhibits-The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index:
         3.1    Certificate of Incorporation of FirstFed Bancorp, Inc. (A)
         3.2    Bylaws of FirstFed Bancorp.Inc. (A)
         4.0    Stock Certificate of FirstFed Bancorp, Inc. (A)
         10.01 First Federal Savings Bank Outside Directors' Recognition and Retention Plan and Trust Agreement (C)
         10.02 First Federal Savings Bank Recognition and Retention Plan and Trust Agreement "B" (C)
         10.03  FirstFed Bancorp, Inc. 1991 Incentive Stock Option Plan (C)
         10.04 FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors as amended (C)
         10.05  Form of Indemnification Agreement (B)
         10.06  FirstFed Bancorp, Inc. Deferred Compensation Plan, as amended
                (E)
         10.07  FirstFed Bancorp, Inc. Incentive Compensation Plan, as amended
                (D)
         10.08 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc. and B. K. Goodwin, III, as amended (D)
         10.09 Employment Agreement dated January 1, 1996 by and between First Federal Savings Bank and B. K.
                Goodwin, III, as amended (D)
         10.10 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and C. Larry Seale, as amended (D)
         10.11 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and Lynn J. Joyce, as amended (D)
         10.12 FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan, as amended (D) 10.13 FirstFed Bancorp, Inc. 2001 Stock Incentive Plan (F)
         11.0   Statement of Computation of Earnings Per Share (G)
         13.0 December 31, 2001 Annual Report - Filed herewith only as to those portions of the Annual Report to stockholders for the year ended December 31, 2001, which are expressly incorporated herein by reference.
         21.0   Subsidiaries of the Registrant (filed herewith)
         23.0   Consent of Independent Public Accountants (filed herewith)
         99.0 Letter to Securities and Exchange Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X (filed herewith)
         A. Incorporated herein by reference into this document from the Exhibits of the Form S-1, Registration Statement, filed on July 3, 1991.
         B. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1993.
         C. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March 31, 1994.
         D. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for the year ended March 31, 1998.
         E. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for nine months ended December 31, 1998.
         F. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for the year ended December 31, 2000.
         G. Incorporated herein by reference into this document from the December 31, 2001 Annual Report, Exhibit 13.0 hereto.

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRSTFED BANCORP, INC.


Date:     March 28, 2002                         /s/ B. K. Goodwin, III
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



/s/ B. K. Goodwin, III      Chairman of the Board, Chief  Date:   March 28, 2002
----------------------      Executive Officer and                 --------------
B. K. Goodwin, III          President



/s/ Lynn J. Joyce           Chief Financial Officer,      Date:   March 28, 2002
-----------------           Executive Vice President,             --------------
Lynn J. Joyce               Secretary and Treasurer


/s/ Fred T. Blair           Director                      Date:   March 28, 2002
-----------------                                                 --------------
Fred T. Blair


/s/ A. W. Kuhn              Director                      Date:   March 28, 2002
---------------                                           ----------------------
A. W. Kuhn


/s/ James B. Koikos         Director                      Date:   March 28, 2002
-------------------                                       ----------------------
James B. Koikos


/s/ Malcolm E. Lewis        Director                      Date:   March 28, 2002
--------------------                                      ----------------------
Malcolm E. Lewis


/s/ E. H. Moore, Jr.        Director                      Date:   March 28, 2002
--------------------                                      ----------------------
E. H. Moore, Jr.


/s/ James E. Mulkin         Director                      Date:   March 28, 2002
-------------------                                       ----------------------
James E. Mulkin


/s/ Robert E. Paden         Director                      Date:   March 28, 2002
-------------------                                       ----------------------
Robert E. Paden


/s/ G. Larry Russell        Director                      Date:   March 28, 2002
--------------------                                      ----------------------
G. Larry Russell