Form 10QSB
period 2002-03-31
FIRSTFED BANCORP INC
filed 2002-05-15
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

(Mark One)
|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
| |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                           ---------------  --------------------

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

         YES    [X]           NO    [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                     Outstanding at May 8, 2002
----------------------------                          --------------------------
Common Stock, $.01 par value                               2,322,174 shares

Transitional Small Business Disclosure Format
(Check one):

         YES    [ ]           NO    [X]


                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2002, AND DECEMBER 31, 2001................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED MARCH 31, 2002 AND 2001.......................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY FOR THE THREE
  MONTHS ENDED MARCH 31, 2002 AND 2001 ......................................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED MARCH 31, 2002 AND 2001.................................5

UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS ..................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION......................................................7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................11

ITEM 5.  OTHER INFORMATION...................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................12

SIGNATURES...................................................................13


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

                                          PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                   As of March 31, 2002 and December 31, 2001
                          (Dollar amounts in thousands)
                                                                           March 31,     December 31,
ASSETS                                                                       2002            2001
------                                                                       ----            ----
Cash and Cash Equivalents:
         Cash on hand and in banks                                        $   2,296       $   3,358
         Interest-bearing deposits in other banks                            11,340          11,949
         Federal funds sold                                                  10,717           7,298
                                                                          ---------       ---------
                                                                             24,353          22,605
Securities available-for-sale, at fair value                                  4,773           6,577
Loans held for sale                                                           1,006           2,158
Securities held-to-maturity, at amortized cost, fair
         value of $29,848 and $29,433, respectively                          29,443          28,840
Loans receivable, net                                                       108,416         108,986
Land, buildings and equipment, net                                            4,087           3,566
Bank owned life insurance                                                     4,626           4,545
Goodwill                                                                        983             983
Real estate owned                                                             1,691           1,387
Accrued interest receivable                                                   1,621           1,840
Other assets                                                                  1,160             740
                                                                          ---------       ---------
                                                                          $ 182,159       $ 182,227
                                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                         $ 145,998       $ 146,069
         FHLB advances                                                       17,000          17,000
         Accrued interest payable                                               253             303
         Dividends payable                                                      162             162
         Other liabilities                                                      458             227
                                                                          ---------       ---------
                                                                            163,871         163,761
                                                                          =========       =========
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
                  authorized, none outstanding                                   --              --
         Common stock, $.01 par value, 10,000,000 shares
                  authorized, 3,148,581 shares issued and 2,318,633
                  shares outstanding at March 31, 2002 and 3,141,780
                  shares issued and 2,311,832 shares outstanding at
                  December 31, 2001                                              31              31
         Paid-in capital                                                      8,115           8,081
         Retained earnings                                                   16,852          17,079
         Deferred compensation obligation                                     1,771           1,766
         Deferred compensation treasury stock (197,133
                  shares at March 31, 2001 and 197,602 shares at
                  December 31, 2001)                                         (1,780)         (1,792)
         Treasury stock, at cost (829,948 shares at March 31, 2002
                  and December 31, 2001)                                     (6,088)         (6,088)
         Unearned compensation                                                 (631)           (666)
         Accumulated other comprehensive income                                  18              55
                                                                          ---------       ---------
                                                                             18,288          18,466
                                                                          ---------       ---------
                                                                          $ 182,159       $ 182,227
                                                                          =========       =========


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
               For the Three Months Ended March 31, 2002 and 2001
             (Dollar amounts in thousands, except per share amounts)

                                                       Three Months Ended
                                                             March 31,
                                                    -----------------------
                                                    2002               2001
                                                    ----               ----

INTEREST INCOME:
         Interest and fees on loans              $     2,249      $     2,819
         Interest and dividends on
           securities                                    500              517
         Other interest income                            80              167
                                                 -----------      -----------
           Total interest income                       2,829            3,503
                                                 -----------      -----------

INTEREST EXPENSE:
         Interest on deposits                          1,135            1,592
         Interest on FHLB advances                       221              192
                                                 -----------      -----------
            Total interest expense                     1,356            1,784
                                                 -----------      -----------

  Net interest income                                  1,473            1,719
         Provision (credit) for loan losses              396              (61)
                                                 -----------      -----------
  Net interest income after
    provision for loan losses                          1,077            1,780
                                                 -----------      -----------

NONINTEREST INCOME:
         Fees and other noninterest income               301              269
         Bank owned life insurance                        81               --
                                                 -----------      -----------
           Total noninterest income                      382              269
                                                 -----------      -----------

NONINTEREST EXPENSE:
         Salaries and employee benefits                  798              857
         Office building and equipment
           expenses                                      137              150
         Amortization of goodwill                         --               27
         Other operating expenses                        423              487
                                                 -----------      -----------
           Total noninterest expenses                  1,358            1,521
                                                 -----------      -----------
  Income before income taxes                             101              528

         Provision for income taxes                        3              197
                                                 -----------      -----------
  NET INCOME                                     $        98      $       331
                                                 ===========      ===========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                       2,262,863        2,480,582
                                                 ===========      ===========
BASIC EARNINGS PER SHARE                         $       .04      $       .13
                                                 ===========      ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                     2,285,781        2,533,265
                                                 ===========      ===========
DILUTED EARNINGS PER SHARE                       $       .04      $       .13
                                                 ===========      ===========
DIVIDENDS DECLARED PER SHARE                     $       .14      $       .17
                                                 ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------
               For the Three Months Ended March 31, 2002 and 2001
             (Dollar amounts in thousands, except per share amounts)


                                                                                Deferred                       Accumulated
                                                                     Deferred    Compen-                         Compre-    Compre-
                                                                      Compen-    sation               Unearned   hensive     hensive
                                    Common    Paid-In    Retained     sation    Treasury    Treasury   Compen-    Income     Income
                                     Stock    Capital    Earnings   Obligation   Stock        Stock    sation     (Loss)    (Note 1)
                                     -----    -------    --------   ----------   -----        -----    ------     ------    --------

BALANCE, December 31, 2000           $ 31    $7,954      $16,823     $1,580    $(1,654)     $(3,752)   $(811)     $(11)

  Net income                           --        --          331         --         --           --       --        --       $331
  Change in unrealized gain
      (loss) on securities
      available for sale, net
      of tax of $29                    --        --           --         --         --           --       --        48         48
                                                                                                                             ----
  Comprehensive income                 --        --           --         --         --           --       --        --       $379
                                                                                                                             ====
  Amortization of unearned
      compensation                     --        --           --         --         --           --       45        --
  Dividends declared ($.17
      per share)                       --        --         (433)        --         --           --       --        --
  Exercise of stock options            --         4           --         --         --           --       --        --
  Amortization of Deferred
      Compensation                     --        --           --          9         --           --       --        --
  Purchase of Deferred
      Compensation Treasury            --        --           --         24        (24)          --       --        --
  Stock issued under Dividend
      Reinvestment Plan                --        44           --         --         --           --       --        --

                                     ----    ------      -------     ------    -------      -------    -----       ---
BALANCE, March 31, 2001              $ 31    $8,002      $16,721     $1,613    $(1,678)     $(3,752)   $(766)      $37
                                     ====    ======      =======     ======    =======      =======    =====       ===



BALANCE, December 31, 2001           $ 31$    8,081      $17,079     $1,766    $(1,792)     $(6,088)   $(666)      $55

  Net income                           --        --           98         --         --           --       --        --       $ 98
  Change in unrealized gain (loss)
      on securities available for
      sale, net of tax of $22          --        --           --         --         --           --       --       (37)       (37)
                                                                                                                             ----
  Comprehensive income                 --        --           --         --         --           --       --        --       $ 61
                                                                                                                             ====
  Amortization of unearned
      compensation                     --        --           --         --         --           --       35        --
  Dividends declared ($.14
      per share)                       --        --         (325)        --         --           --       --        --
  Exercise of stock options            --        --           --         --         --           --       --        --
  Amortization of Deferred
      Compensation                     --        --           --         17         --           --       --        --
  Distribution of Deferred
      Compensation Treasury,
      net of purchases                 --        --           --        (12)        12           --       --        --
  Stock issued under Dividend
      Reinvestment Plan                --        43           --         --         --           --       --        --
  Change in stock value of
      Employee Stock
      Ownership Plan                   --        (9)          --         --         --           --       --        --

                                     ----    ------      -------     ------    -------      -------    -----       ---
BALANCE, March 31, 2002              $ 31    $8,115      $16,852     $1,771    $(1,780)     $(6,088)   $(631)      $18
                                     ====    ======      =======     ======    =======      =======    =====       ===


See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
               For the Three Months Ended March 31, 2002 and 2001
                          (Dollar amounts in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  2002          2001
                                                                                       ----          ----
  Net income                                                                         $     98       $    331
  Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
       Depreciation, amortization and accretion                                           104             85
       Loan fees (cost) deferred, net                                                     (32)            52
       Provision (credit) for loan losses                                                 396            (61)
       Provision for real estate owned losses                                              --            100
       Loss (gain) on sale of real estate, net                                              6             12
       Origination of loans held for sale                                              (3,284)        (2,939)
       Proceeds from loans held for sale                                                4,436          1,867
       Amortization of goodwill                                                            --             27
       Provision for deferred compensation                                                 18             24
       Increase in surrender value of Bank Owned Life Insurance                           (81)            --
  Decrease (increase) in assets:
       Accrued interest receivable                                                        219             37
       Other assets                                                                      (437)           278
  Increase (decrease) in liabilities:
         Accrued interest payable                                                         (50)           105
       Other liabilities                                                                  231             56
                                                                                     --------       --------
         Net cash provided by (used in) operating activities                            1,624            (26)
                                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                             1,750          3,500
  Proceeds from the sale of securities available-for-sale                                  --          1,800
  Purchases of securities available-for-sale                                               --         (1,504)
  Proceeds from maturities and payments received on securities held-to-maturity         3,375          8,978
  Purchases of securities held-to-maturity                                             (4,000)       (16,576)
  Proceeds from sale of real estate and repossessed assets                                624             42
  Net loan originations                                                                  (698)          (569)
  Capital expenditures                                                                   (556)           (44)
                                                                                     --------       --------
         Net cash provided by (used in) investing activities                              495         (4,373)
                                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                    (71)         9,632
  Proceeds from Federal Home Loan Bank advances                                            --         17,000
  Proceeds from exercise of stock options                                                  --              4
  Dividends paid                                                                         (325)          (433)
  Proceeds from dividend reinvestment                                                      43             44
  Purchase of treasury stock for Deferred Compensation Plan                               (18)           (24)
                                                                                     --------       --------
         Net cash provided by (used in) financing activities                             (371)        26,223
                                                                                     --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,748         21,824
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       22,605          4,736
                                                                                     --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 24,353       $ 26,560
                                                                                     ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
       Income taxes                                                                  $     68       $    149
       Interest                                                                         1,406          1,679
  Non-cash transactions -
       Transfer of loans receivable to real estate owned                                1,039             59
       Distribution of deferred compensation treasury                                      30             --

See accompanying notes to condensed consolidated financial statements.



                             FIRSTFED BANCORP, INC.
                             ----------------------
          UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
          -------------------------------------------------------------
                                   STATEMENTS
                                   ----------

1.   BASIS OF PRESENTATION:
     ----------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First State Corp. ("FSC"), which in turn is the sole shareholder of First Financial Bank ("First Financial" or "Bank").

The accompanying unaudited condensed consolidated financial statements as of March 31, 2002, and December 31, 2001, and for the three months ended March 31, 2002 and 2001, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto incorporated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 2001, Consolidated Financial Statements.

2.   EARNINGS AND DIVIDENDS PER SHARE:
     ---------------------------------
Earnings per share ("EPS") for the three months ended March 31, 2002 and 2001, respectively, were as follows:

                                             Three Months                                   Three Months
                                          Ended March 31, 2002                           Ended March 31, 2001
                               -------------------------------------          --------------------------------------
                                                Dilutive                                       Dilutive
                                               Effect of                                      Effect of
                                                Options                                        Options
                               Basic            Issued       Diluted          Basic             Issued       Diluted
                               -----            ------       -------          -----             ------       -------
Net income                  $   98,000              --      $   98,000      $  330,668              --      $  330,668
                             ---------          ------       ---------       ---------          ------       ---------

Shares available to
   common shareholders       2,262,863          22,919       2,285,781       2,480,582          52,683       2,533,265
                             ---------          ------       ---------       ---------          ------       ---------

Earnings per share          $     0.04              --      $     0.04      $     0.13              --      $     0.13
                            ==========          ======                                          ======      ==========


Options to purchase 66,574 and 39,590 shares of common stock at prices ranging from $7.75 to $12.50 and $8.88 to $12.50 were outstanding during the quarters ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years.

There were 52,717 and 61,503 shares of common stock held by the Employee Stock Ownership Plan and unallocated at March 31, 2002 and 2001, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended March 31, 2002, consisted of a $.07 per share special dividend and $.07 per share quarterly dividend.

3.   SEGMENT DISCLOSURE:
     -------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three months ended March 31, 2002 and 2001.

                                                             March 31, 2002
                                          --------------------------------------------------------
                                            Banking      Holding                            Total
                                          Operations     Company        Eliminations       Company
                                          ----------     -------        ------------       -------
                                                               (In thousands)
Net interest income                       $  1,465      $      8       $      --         $   1,473
Provision for loan losses                      396            --              --               396
Noninterest income                             357            25              --               382
Noninterest expense                          1,228           130              --             1,358
                                          --------      --------       ---------          --------
     Income before income
         taxes                                 198           (97)             --               101
Income tax expense                              47           (44)             --                 3
                                          --------      --------       ---------          --------
     Net income                           $    151      $    (53)      $      --$               98

     Total assets                         $180,729      $ 18,851       $ (17,421)         $182,159
                                          ========      ========       =========          ========

                                                             March 31, 2001
                                          --------------------------------------------------------
                                            Banking      Holding                            Total
                                          Operations     Company        Eliminations       Company
                                          ----------     -------        ------------       -------
                                                               (In thousands)
Net interest income                     $   1,700       $      19      $      --          $  1,719
(Credit) provision for loan losses            (61)             --             --              (61)
Noninterest income                            269              --             --               269
Noninterest expense                         1,331             190             --             1,521
                                         --------      --------       ---------          --------
Income before income
         taxes                                699            (171)            --               528
Income tax expense                            257             (60)            --               197
                                         --------      --------       ---------          --------
     Net income                         $     442       $    (111)     $      -- $             331

     Total assets                       $ 184,264       $  21,054      $ (21,273)         $184,045
                                        =========       =========      =========          ========



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

Comparison of Financial Condition as of March 31, 2002, and December 31, 2001
-----------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and fed funds sold increased $2,810, or 14.6%, to $22,057 at March 31, 2002. The increase is substantially the result of funds becoming available due to a reduction in other types of investments during the quarter ended March 31, 2002.

Securities available-for-sale and held-to-maturity decreased $1,201, or 3.4%, to $34,216 at March 31, 2002. During the quarter ended March 31, 2002, investments totaling $5,125 were called or matured and $4,000 were purchased.

Loans receivable, net, at March 31, 2002, were $108,416, a decrease of $570, or 0.5%, from $108,986 at December 31, 2001. The small decrease in loans receivable, net, was primarily due to repayments exceeding portfolio originations. A significant portion of loans originated were sold in the secondary market.

The Company's consolidated allowance for loan losses decreased to $587 at March 31, 2002, from $775 at December 31, 2001. This decrease was partially due to charge-offs over recoveries of $584, plus a provision to the allowance for loan losses of $396. See discussion of the provision for loan losses herein. Nonperforming loans at March 31, 2002, decreased to $2,029, or 1.87% of loans receivable, from $2,260, or 2.07% of loans receivable, at December 31, 2001. At March 31, 2002, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, increased $521, or 14.6%, to $4,087 at March 31, 2002. The increase is primarily the result of the constructing of a new and expanded Hueytown branch location. The new building was needed as a result of growth by that location. Subsequent to March 31, 2002, the previous Hueytown location was sold.

Real estate owned was $1,691 at March 31, 2002, an increase of $304 from December 31, 2001. The increase is primarily the result of a relatively large foreclosure during the quarter ended March 31, 2002, which is currently under contract for sale.

Deposits  decreased $71, or 0.05%,  to $145,998 at March 31, 2002, from $146,069 at December 31, 2001. The deposit levels were relatively stable.

The Company had stockholders' equity of $18,288 as of March 31, 2002, a decrease of $178, or 1.0%, from $18,466 as of December 31, 2001. Net income for the three months ended March 31, 2002, of $98 provided an increase in the balance. The decrease was primarily attributable to dividends of $.14 per share. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Bank's principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At March 31, 2002, the Bank had commitments to originate and fund loans of $9.9 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

First Financial is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Financial at March 31, 2002, was 16.9%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of March 31, 2002.

                                         First Financial              The Company
                                        -----------------        ----------------------
Tier 1 Risk-Based Capital
Stockholders' Equity less goodwill      $15,785     13.33%       $17,305         14.53%
Minimum Required                          4,737      4.00%         4,764          4.00%
                                        -------      ----        -------         -----
Excess                                  $11,048      9.33%       $12,541         10.53%
                                        =======      ====        =======         =====

Total Risk-Based Capital
Tier 1 Capital plus allowances
  for loan losses                       $16,372     13.83%       $17,892         15.02%
Minimum Required                          9,474      8.00%         9,528          8.00%
                                        -------      ----        -------         -----
Excess                                  $ 6,898      5.83%       $ 8,364          7.02%
                                        =======      ====        =======         =====

Tier 1 Leverage                         $15,785      8.64%       $17,305          9.47%
Minimum Leverage Requirement              7,307      4.00%         7,307          4.00%
                                        -------      ----        -------         -----
Excess                                  $ 8,478      4.64%       $ 9,998          5.47%
                                        =======      ====        =======         =====



As of March 31, 2002, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

Net income for the three months ended March 31, 2002, was $98, a decrease of $233, or 70.4%, from net income of $331 for the three months ended March 31, 2001. The decrease was primarily attributable to a decrease in the Bank's interest rate spread and an increase in the provision for loan losses, net of increases in noninterest income and decreases in noninterest expense.

Interest Income
---------------

Total interest income decreased $674, or 19.2%, to $2,829 for the three months ended March 31, 2002. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 6.9% from 8.4% coupled with a slight decrease in the average balance of interest-earnings assets.

Interest Expense
----------------

Interest expense for the quarter ended March 31, 2002, was $1,356, a decrease of $428, or 24.0%, from $1,784 for the quarter ended March 31, 2001. The decrease was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 3.3% for the three months ended March 31, 2002, compared to 4.6% for the corresponding quarter of the previous year.

Net Interest Income
-------------------

Net interest income for the quarter ended March 31, 2002, decreased $246, or 14.3%, to $1,473 from the quarter ended March 31, 2001, level of $1,719. The decrease was primarily the result of a decrease in the average net interest spread to 3.6% for the first quarter of fiscal 2002 compared to 3.8% for the same period a year ago. The net interest margin decreased to 3.7% in the first quarter of fiscal 2002 compared to 4.1% for the same quarter a year ago.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a change to provision to $396 during the quarter ended March 31, 2002. The allowance for loan losses is generally based on management's evaluation of possible losses in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

As discussed below, the Company's primary financial institution subsidiary, a federal savings bank, was merged with and into an Alabama commercial bank subsidiary. The corporate title of the resulting Bank was changed to First Financial Bank. In connection with the merger, the State Superintendent required that First Financial change certain methodologies previously used by the federal savings bank to evaluate loan losses, which resulted in an additional loan loss provision of $200,000. This adjustment is in addition to a provision for loan losses of approximately $196,000 resulting from the Company's evaluation of credit losses inherent in the loan portfolio. The Company continually evaluates its credit risk and makes provisions for loan losses as deemed appropriate in the period incurred.

Noninterest Income
------------------

Noninterest income during the quarter ended March 31, 2002, increased $113, to $382, from the March 31, 2001, level of $269. The increase in noninterest income is primarily the result of increases in the cash surrender value of Bank Owned Life Insurance purchased during the second quarter of 2001 and an increase in secondary market fees earned on loans sold and other fee income.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended March 31, 2002, decreased $163, or 10.7%, to $1,358, from the March 31, 2001, quarter of $1,521. The decrease was attributable to a provision of $100 for estimated losses on real estate owned recorded in the prior year quarter ended March 31, 2001, which was not necessary in 2002. Additionally, no amortization of goodwill was recorded in 2002 as a result of the adoption of a new accounting standard.

Income Taxes
------------

The provision for income taxes decreased $194, or 98.5%, to $3 for the quarter ended March 31, 2002, as compared to the corresponding quarter in the previous year. The decreased tax expense was due primarily to a decrease in pretax income plus an increase in tax-exempt income when compared to the same period a year ago.

Significant Events
------------------

On March 8, 2002, First Federal Savings Bank was merged with and into First State Bank of Bibb County. The name of First State Bank of Bibb County was changed to First Financial Bank.

Pending Accounting Pronouncements
---------------------------------

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This statement eliminates the pooling of interest method for accounting for business combinations and requires intangible assets that meet certain criteria to be reported separately from goodwill. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment. Impairment losses resulting from the initial application of this statement are to be reported as a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2001, and must be applied to all goodwill and other intangible assets recognized in the financial statements. The

Company adopted this statement effective January 1, 2002 and ceased amortization of goodwill. Amortization of goodwill that was discontinued amounted to $27 for the three months ended March 31, 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated
Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of this statement did not have a material impact on the Company's financial position or results of operations upon adoption on January 1, 2002.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, " and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also amends SFAS No. 113, "Accounting for Leases, " to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective May 15, 2002. The effects of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 2002, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                             FIRSTFED BANCORP, INC.


Date: May 13, 2002                           \s\ B. K. Goodwin , III
      ------------                           -----------------------------------
                                             B. K. Goodwin, III,
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             and President



Date: May 13, 2002                           \s\ Lynn J. Joyce
      ------------                           -----------------------------------
                                             Lynn J. Joyce
                                             Chief Financial Officer,
                                             Executive Vice President,
                                             Secretary and Treasurer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRSTFED BANCORP, INC.


Date: May 13, 2002                           \s\ B. K. Goodwin, III
      ------------                           -----------------------------------
                                             B. K. Goodwin, III,
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             and President



Date: May 13, 2002                           \s\ Lynn J. Joyce
      ------------                           -----------------------------------
                                             Lynn J. Joyce
                                             Chief Financial Officer,
                                             Executive Vice President,
                                             Secretary and Treasurer