Form 10-Q
period 2002-06-30
FIRSTFED BANCORP INC
filed 2002-08-14
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                    -------------    -----------

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

         YES [X]                   NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                     Outstanding at August 9, 2002
----------------------------                       -----------------------------
Common Stock, $.01 par value                             2,325,052 shares

Transitional Small Business Disclosure Format
(Check one):

         YES [ ]                       NO [X]

                             FIRSTFED BANCORP, INC.
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 2002 AND DECEMBER 31, 2001................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001..............................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001..........................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED JUNE 30, 2002 AND 2001..................................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ............6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION.................................................10

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............16

ITEM 5.  OTHER INFORMATION.................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................16

SIGNATURES.................................................................17

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                    As of June 30, 2002 and December 31, 2001
                          (Dollar amounts in thousands)

                                                                                      June 30,     December 31,
ASSETS                                                                                  2002           2001
                                                                                        ----           ----
Cash and Cash Equivalents:
         Cash on hand and in banks                                                   $   2,857       $   3,358
         Interest-bearing deposits in other banks                                       15,745          11,949
         Federal funds sold                                                              3,778           7,298
                                                                                     ---------       ---------
                                                                                        22,380          22,605
                                                                                     ---------       ---------
Securities available-for-sale, at fair value                                            15,476           6,577
Loans held for sale                                                                        248           2,158
Securities held-to-maturity, at amortized cost, fair
     value of $18,890 and $29,433, respectively                                         18,023          28,840
Loans receivable, net                                                                  111,949         108,986
Bank owned life insurance                                                                5,457           4,545
Land, buildings and equipment, net                                                       4,309           3,566
Goodwill                                                                                   983             983
Real estate owned                                                                        1,031           1,387
Accrued interest receivable                                                              1,720           1,840
Other assets                                                                             1,243             740
                                                                                     ---------       ---------
                                                                                     $ 182,819       $ 182,227
                                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                    $ 145,913       $ 146,069
         Other borrowings                                                               17,605          17,000
         Accrued interest payable                                                          256             303
         Dividends payable                                                                 162             162
         Other liabilities                                                                 553             227
                                                                                     ---------       ---------
                                                                                       164,489         163,761
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                                     --              --
         Common stock, $.01 par value, 10,000,000 shares
           authorized, 3,152,205 shares issued and 2,322,257 shares outstanding at June 30, 2002 and 3,141,780 shares issued and 2,311,832 shares outstanding at
           December 31, 2001                                                                31              31
         Paid-in capital                                                                 8,130           8,081
         Retained earnings                                                              16,727          17,079
         Deferred compensation obligation                                                1,780           1,766
         Deferred compensation treasury stock (197,133 shares at
           June 30, 2002 and 197,602 shares at December 31, 2001)                       (1,780)         (1,792)
         Treasury stock, at cost, 829,948 shares at June
           30, 2002 and December 31, 2001                                               (6,088)         (6,088)
         Unearned compensation                                                            (591)           (666)
         Accumulated other comprehensive income                                            121              55
                                                                                     ---------       ---------
                                                                                        18,330          18,466
                                                                                     ---------       ---------
                                                                                     $ 182,819       $ 182,227
                                                                                     =========       =========


See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
            For the Three and Six Months Ended June 30, 2002 and 2001
             (Dollar amounts in thousands, except per share amounts)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                           June 30,
                                                             --------                           --------
                                                     2002              2001             2002              2001
                                                     ----              ----             ----              ----
INTEREST INCOME:
         Interest and fees on loans               $     2,195       $     2,742      $     4,444       $     5,561
         Interest and dividends on
           securities                                     493               433              993               960
         Other interest income                             71               251              151               418
                                                  -----------       -----------      -----------       -----------
           Total interest income                        2,759             3,436            5,588             6,939
                                                  -----------       -----------      -----------       -----------

INTEREST EXPENSE:
         Interest on deposits                           1,030             1,593            2,165             3,185
         Interest on other borrowings                     223               224              444               416
                                                  -----------       -----------      -----------       -----------
           Total interest expense                       1,253             1,817            2,609             3,601
                                                  -----------       -----------      -----------       -----------

  Net interest income                                   1,506             1,619            2,979             3,338
         Provision (credit) for loan losses               285                14              681               (47)
                                                  -----------       -----------      -----------       -----------
  Net interest income after
    provision for loan losses                           1,221             1,605            2,298             3,385
                                                  -----------       -----------      -----------       -----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                         403               311              704               580
         Bank owned life insurance                         81                39              162                39
                                                  -----------       -----------      -----------       -----------
           Total noninterest income                       484               350              866               619
                                                  -----------       -----------      -----------       -----------

NONINTEREST EXPENSE:
         Salaries and employee benefits                   733               858            1,531             1,715
         Unusual pension expense                          238                --              238                --
         Office building and equipment
           expenses                                       180               151              317               301
         Amortization of goodwill                          --                27               --                54
         Other operating expenses                         540               413              963               900
                                                  -----------       -----------      -----------       -----------
           Total noninterest expense                    1,691             1,449            3,049             2,970
                                                  -----------       -----------      -----------       -----------

  Income before income taxes                               14               506              115             1,034
         (Credit) provision for income taxes              (24)              170              (21)              367
                                                  -----------       -----------      -----------       -----------
  NET INCOME                                      $        38       $       336      $       136       $       667
                                                  ===========       ===========      ===========       ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                        2,269,076         2,488,026        2,265,932         2,484,325
                                                  ===========       ===========      ===========       ===========
BASIC EARNINGS PER SHARE                          $       .02       $       .14      $       .06       $       .27
                                                  ===========       ===========      ===========       ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                      2,299,083         2,537,021        2,279,199         2,534,852
                                                  ===========       ===========      ===========       ===========
DILUTED EARNINGS PER SHARE                        $       .02       $       .13      $       .06       $       .26
                                                  ===========       ===========      ===========       ===========
DIVIDENDS DECLARED PER SHARE                      $       .07       $       .07      $       .21       $       .24
                                                  ===========       ===========      ===========       ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------
                 For the Six Months Ended June 30, 2002 and 2001
             (Dollar amounts in thousands, except per share amounts)


                                                                                        Deferred
                                                                         Deferred        Compen-
                                                                          Compen-        sation
                                            Common        Paid-In        Retained        sation           Treasury       Treasury
                                             Stock        Capital        Earnings       Obligation          Stock          Stock
                                             -----        -------        --------       ----------          -----          -----
BALANCE, December 31, 2000                 $   31$          7,954        $16,823         $ 1,580         $  (1,654)     $    (3,752)
     Net income                                 --            667             --              --                --               --
     Change in fair value of
         securities available-
         for-sale, net of tax
         of $24                                 --             --             --              --                --               --

     Comprehensive income                       --             --             --              --                --               --

     Amortization of unearned
         compensation                           --             --             --              --                --               --
     Dividends declared ($.24
         per share)                             --             --           (611)             --                --               --
     Exercise of stock options                  --             15             --              --                --               --
     Change in stock value of
         Employee Stock
         Ownership Plan                         --            (10)            --              --                --               --
     Amortization of Deferred
         Compensation                           --             --             --              22                --               --
     Purchase of Deferred
         Compensation Treasury                  --             --             --              69               (69)              --
     Stock issued under Dividend
         Reinvestment Plan                      --             67             --              --                --               --
                                           -------        -------        -------         -------         ---------      -----------

BALANCE, June 30, 2001                     $    31        $ 8,026        $16,879         $ 1,671         $  (1,723)     $    (3,752)
                                           =======        =======        =======         =======         =========      ===========

BALANCE, December 31, 2001                 $    31        $ 8,081        $17,079         $ 1,766         $  (1,792)     $    (6,088)
     Net income                                 --            136             --              --                --               --
     Change in fair value of
         securities available-
         for-sale, net of tax
         of $37                                 --             --             --              --                --               --

     Comprehensive income                       --             --             --              --                --               --

     Amortization of unearned
         compensation                           --             --             --              --                --               --
     Dividends declared ($.21
         per share)                             --             --           (488)             --                --               --
     Change in stock value of
         Employee Stock
         Ownership Plan                         --            (18)            --              --                --               --
     Amortization of Deferred
         Compensation                           --             --             --              26                --               --
     Distribution of Deferred
         Compensation Treasury,
         net of purchases                       --             --             --             (12)               12               --
     Stock issued under Dividend
         Reinvestment Plan                      --             67             --              --                --               --
                                                          -------        -------         -------         ---------      -----------

BALANCE, June 30, 2002                     $    31        $ 8,130        $16,727         $ 1,780         $  (1,780)     $    (6,088)
                                           =======        =======        =======         =======         =========      ===========


                                                   Accumulated
                                                      Other
                                       Unearned      Compre-       Compre-
                                        Compen-      hensive       hensive
                                        sation        Income       Income
                                        ------        ------       ------

BALANCE, December 31, 2000             $  (811)      $   (11)
     Net income                             --            --    $   667
     Change in fair value of
         securities available-
         for-sale, net of tax
         of $24                             --            38         38
                                                                -------
     Comprehensive income                   --            --    $   705
                                                                =======
     Amortization of unearned
         compensation                       86            --
     Dividends declared ($.24
         per share)                         --            --
     Exercise of stock options              --            --
     Change in stock value of
         Employee Stock
         Ownership Plan                     --            --
     Amortization of Deferred
         Compensation                       --            --
     Purchase of Deferred
         Compensation Treasury              --            --
     Stock issued under Dividend
         Reinvestment Plan                  --            --
                                       -------       -------

BALANCE, June 30, 2001                 $  (725)          $27
                                       =======       =======

BALANCE, December 31, 2001             $  (666)      $    55
     Net income                             --            --    $   136
     Change in fair value of
         securities available-
         for-sale, net of tax
         of $37                                           66         66
                                                                -------
     Comprehensive income                   --                  $   202
                                                                =======
     Amortization of unearned
         compensation                       75            --
     Dividends declared ($.21
         per share)                         --            --
     Change in stock value of
         Employee Stock
         Ownership Plan                     --            --
     Amortization of Deferred
         Compensation                       --            --
     Distribution of Deferred
         Compensation Treasury,
         net of purchases                   --            --
     Stock issued under Dividend
         Reinvestment Plan                  --            --
                                       -------       -------

BALANCE, June 30, 2002                 $  (591)      $   121
                                       =======       =======


See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
                 For the Six Months Ended June 30, 2002 and 2001
                          (Dollar amounts in thousands)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                              --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2002              2001
                                                                                      ----              ----
 Net income                                                                         $    136          $    667
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
     Depreciation, amortization and accretion                                            121                89
     Loan fees deferred, net                                                               1               148
     Provision (credit) for loan losses                                                  681               (47)
     Provision for real estate owned losses                                               --               135
     Loss on sale of real estate, net                                                     15                52
     Origination of loans held for sale                                               (5,745)           (7,053)
     Proceeds from loans held for sale                                                 7,655             6,379
     Amortization of goodwill                                                             --                54
     Provision for deferred compensation                                                  18                69
     Gain on sale of fixed assets                                                        (91)               --
     Increase in cash surrender value of Bank Owned Life Insurance                      (162)               --
     Decrease (increase) in assets:
         Accrued interest receivable                                                     120                28
         Other assets                                                                   (503)               45
     Increase (decrease) in liabilities:
         Accrued interest payable                                                        (47)              305
         Other liabilities                                                               326               404
                                                                                    --------          --------
           Net cash provided by (used in) operating activities                         2,525             1,275
                                                                                    --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                            2,250             4,854
  Proceeds from the sale of securities available-for-sale                              1,472             1,800
  Purchase of securities available-for-sale                                           (1,500)           (2,004)
  Proceeds from maturities, calls and repayments received on securities
    held-to-maturity                                                                   3,753             9,775
  Purchase of securities held-to-maturity                                             (4,000)          (16,681)
  Purchase of Bank Owned Life Insurance                                                 (750)           (4,250)
  Proceeds from sale of real estate and repossessed assets                             1,448               690
  Net loan repayments (originations)                                                  (4,681)            3,574
  Proceeds from sale of fixed assets                                                     116                --
  Capital expenditures                                                                  (868)             (111)
                                                                                    --------          --------
         Net cash provided by (used in) investing activities                          (2,760)           (2,353)
                                                                                    --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                  (156)           10,148
  Proceeds from Federal Home Loan Bank advances                                           --            17,000
  Proceeds from borrowings                                                               605                --
  Proceeds from exercise of stock options                                                 --                15
  Dividends paid                                                                        (488)             (611)
  Proceeds from dividend reinvestment                                                     67                67
  Purchase of treasury stock for Deferred Compensation Plan                              (18)              (69)
                                                                                    --------          --------
         Net cash provided by (used in) financing activities                              10            26,550
                                                                                    --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (225)           25,472
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      22,605             4,736
                                                                                    --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 22,380          $ 30,208
                                                                                    ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                                   $    122          $    459
     Interest                                                                          2,656             3,296
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                                 1,212               675
     Reclass of securities from held-to-maturity to available-for-sale                11,018                --


See accompanying notes to unaudited condensed consolidated financial statements

                             FIRSTFED BANCORP, INC.
                             ----------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

1.   BASIS OF PRESENTATION:
     ----------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First State Corporation ("FSC"), which in turn is the sole shareholder of First Financial Bank ("First Financial" or "Bank"). On March 8, 2002, First Federal Savings Bank was merged with and into First State Bank of Bibb County. The name was then changed to First Financial Bank.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2002, and December 31, 2001, and for the three and six months ended June 30, 2002 and 2001, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

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

2.   EARNINGS AND DIVIDENDS PER SHARE:
     ---------------------------------

Earnings per share for the three and six months ended June 30, 2002 and 2001, respectively, were as follows:

                                                         Three Months                                    Three Months
                                                      Ended June 30, 2002                             Ended June 30, 2001
                                                      -------------------                             -------------------
                                                           Dilutive                                        Dilutive
                                                          Effect of                                       Effect of
                                                           Options                                         Options
                                             Basic          Issued         Diluted           Basic          Issued          Diluted
                                             -----          ------         -------           -----          ------          -------
Net income                                $   38,000              --      $   38,000      $  336,000              --      $  336,000
Average common shares
   outstanding                             2,269,076          30,007       2,299,083       2,488,026          48,995       2,537,021
                                          ----------      ----------      ----------      ----------      ----------      ----------

Earnings per share                        $     0.02              --      $     0.02      $     0.14              --      $     0.13
                                          ==========      ==========      ==========      ==========      ==========      ==========



                                                          Six Months                                      Six Months
                                                      Ended June 30, 2002                             Ended June 30, 2001
                                                      -------------------                             -------------------
                                                           Dilutive                                        Dilutive
                                                          Effect of                                       Effect of
                                                           Options                                         Options
                                             Basic          Issued         Diluted           Basic          Issued          Diluted
                                             -----          ------         -------           -----          ------          -------
Net income                                $  136,000              --      $  136,000      $  667,000              --      $  667,000
Average common shares
   outstanding                             2,265,932          13,266       2,279,198       2,484,325          50,527       2,534,852
                                          ----------      ----------      ----------      ----------      ----------      ----------

Earnings per share                        $     0.06              --      $     0.06      $     0.27              --      $     0.26
                                          ==========      ==========      ==========      ==========      ==========      ==========

Options to purchase 66,574 shares of common stock at prices ranging from $7.75 to $12.50 were outstanding during the three and six months ended June 30, 2002, and options to purchase 76,574 shares of common stock at prices ranging from $7.75 to $12.50 were outstanding during the three and six months ended June 30, 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years. There were 52,717 and 61,503 shares of common stock held by the Employee Stock Ownership Plan and unallocated at June 30, 2002 and 2001, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended June 30, 2002, consisted of a $.07 per share quarterly dividend and, for the six months ended June 30, 2002, consisted of $.14 per share quarterly dividends and a $.07 per share special dividend.

3.   SEGMENT DISCLOSURE:
     ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and six months ended June 30, 2002 and 2001.

                                                          Three Months Ended June 30, 2002
                                                          --------------------------------
                                            Banking         Holding                                Total
                                          Operations        Company          Eliminations         Company
                                          ----------        -------          ------------         -------
                                                                   (In thousands)
Net interest income                       $   1,497        $       9           $      --         $   1,506
Provision for loan losses                       285               --                  --               285
Noninterest income                              459               25                  --               484
Noninterest expense                           1,593               98                  --             1,691
                                          ---------        ---------           ---------         ---------
     Income before income
         taxes                                   78              (64)                 --                14
Provision (credit) for income taxes               8              (32)                 --               (24)
                                          ---------        ---------           ---------         ---------
     Net income                           $      70        $     (32)          $      -- $              38
                                          =========        =========           =========         =========
     Total assets                         $ 181,468        $  19,327           $ (17,976)        $ 182,819
                                          =========        =========           =========         =========

                                                         Three Months Ended June 30, 2001
                                                         --------------------------------
                                           Banking          Holding                            Total
                                          Operations        Company      Eliminations         Company
                                          ----------        -------      ------------        ---------
                                                                 (In thousands)
Net interest income                       $   1,598        $      21              --         $   1,619
Provision for loan losses                        14               --              --                14
Noninterest income                              350               --              --               350
Noninterest expense                           1,270              179              --             1,449
                                          ---------        ---------       ---------         ---------
     Income before income
         taxes                                  664             (158)             --               506
Provision (credit) for income taxes             225              (55)             --               170
                                          ---------        ---------       ---------         ---------
     Net income                           $     439        $    (103)      $      --         $     336
                                          =========        =========       =========         =========
     Total assets                         $ 189,223        $  21,246       $ (25,134)        $ 185,335
                                          =========        =========       =========         =========



                                                           Six Months Ended June 30, 2002
                                                           ------------------------------
                                            Banking          Holding                             Total
                                           Operations        Company        Eliminations        Company
                                           ----------        -------        ------------       ---------
                                                                  (In thousands)
Net interest income                        $   2,962        $      17         $      --        $    2,979
Provision (credit) for loan losses               681               --                --               681
Noninterest income                               816               50                --               866
Noninterest expense                            2,821              228                --             3,049
                                           ---------        ---------         ---------         ---------
     Income before income
         taxes                                   276             (161)               --               115
Provision (credit) for income taxes               55              (76)               --               (21)
                                           ---------        ---------         ---------         ---------
     Net income                            $     221        $     (85)        $      --         $     136
                                           =========        =========         =========         =========
     Total assets                          $ 181,468        $  19,327         $ (17,976)        $ 182,819
                                           =========        =========         =========         =========

                                                             Six Months Ended June 30, 2001
                                                             ------------------------------
                                            Banking           Holding                              Total
                                           Operations         Company         Eliminations        Company
                                           ----------         -------         ------------        ---------
                                                                       (In thousands)
Net interest income                        $   3,298         $      40         $       --        $    3,338
Provision for loan losses                        (47)               --                 --               (47)
Noninterest income                               619                --                 --               619
Noninterest expense                            2,601               369                 --             2,970
                                           ---------         ---------         ----------         ---------
     Income before income
         taxes                                 1,363              (329)                --             1,034
Provision (credit) for income taxes              482              (115)                --               367
                                           ---------         ---------         ----------         ---------
     Net income                            $     881         $    (214)        $       --         $     667
                                           =========         =========         ==========         =========
     Total assets                          $ 189,223         $  21,246         $  (25,134)        $ 185,335
                                           =========         =========         ==========         =========

4.   RECENT ACCOUNTING PRONOUNCEMENT:
     --------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141,Business Combinations ("Statement No. 141"), which requires that the purchase method of accounting be used for all business combinations after June 30, 2001, and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which changed the accounting for goodwill from an amortization method to an impairment- only approach. Upon adoption of Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Based on the initial goodwill impairment test completed by June 30, 2002 as required by Statement 142, no goodwill impairment was indicated. The company had no changes in the carrying amount of goodwill from December 31, 2001 to June 30, 2002. Also, the Company has no intangible assets other than goodwill.

The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                              --------                             --------
                                                       2002               2001              2002               2001
                                                       ----               ----              ----               ----
                                                             (Dollars in thousands, except per share data)
Reported net income                                   $   38            $   336            $   136            $   667
Add back: Goodwill amortization                           --                 27                 --                 54
                                                      ------            -------            -------            -------
Adjusted net income                                   $   38            $   363            $   136            $   721
                                                      ======            =======            =======            =======

Basic earnings per share:
     Reported net income                              $  .02            $   .14            $   .06            $   .27
     Goodwill amortization                                --                .01                 --                .02
                                                      ------            -------            -------            -------
     Adjusted net income                              $  .02            $   .15            $   .06            $   .29
                                                      ======            =======            =======            =======

Diluted earnings per share:
     Reported net income                              $  .02            $   .13            $   .06            $   .26
     Goodwill amortization                                --                .01                 --                .02
                                                      ------            -------            -------            -------
     Adjusted net income                              $  .02            $   .14            $   .06            $   .28
                                                      ======            =======            =======            =======

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect this Statement to have a material impact on the Condensed Consolidated Financial Statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this Statement are to develop one accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet
occurred.   The  provisions  of  this  Statement  are  effective  for  financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have a material impact to the Condensed Consolidated Financial Statements.

In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS 4, Accounting for Intangible Assets of Motor Carriers, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This Statement also amends SFAS 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The Company does not expect this Statement to have a material impact on the Condensed Consolidated Financial Statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this to have a material impact on the Condensed Consolidated Financial Statements.

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

Comparison of Financial Condition as of June 30, 2002, and December 31, 2001
----------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Securities available-for-sale and held-to-maturity decreased $1,918, or 5.41%, to a total of $33,499 at June 30, 2002. During the six months ended June 30, 2001, proceeds totaling $7,475 were received from investment calls, maturities, sales and repayments, but was offset by purchases totaling $5,500. The Company reclassed $11.0 million in treasury and agency bonds from held-to-maturity to available-for-sale in connection with the merger of First Federal Savings Bank with and into the commercial bank subsidiary to be consistent with the Bank classification.

Loans receivable, net, at June 30, 2002, were $111,949, an increase of $2,693, or 2.47%, from $108,986 at December 31, 2001. The increase in loans receivable, net, was primarily due to an increase in the origination of portfolio loans, primarily construction and consumer loans.

The Company's consolidated allowance for loan losses increased to $823 at June 30, 2002, from $775 at December 31, 2001. This increase of $48 was primarily due to a provision of $681 net of charge-offs over recoveries of $633. Nonperforming loans, which include nonaccruing loans and accruing loans delinquent ninety days or more, at June 30, 2002, decreased to $2,136 or 1.91% of loans receivable, from $2,260, or 2.07% of loans receivable at December 31, 2001. At June 30, 2002, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, building and equipment, net, increased $743, or 20.8%, to $4,309 at June 30, 2002. The increase is primarily the result of constructing a new and expanded Hueytown location. The new building was needed as a result of growth at that location. The previous Hueytown location was sold at a gain of $90. Additionally, equipment such as an ATM machine, signs and computers were purchased in connection with the merger of the subsidiaries.

Real estate owned was $1,031 at June 30, 2002, a decrease of $356 from December 31, 2001, as a result of the sale of several larger foreclosures, net of new foreclosures during the six months ended June 30, 2002.

During the quarter ended June 30, 2002, the Company purchased an additional $750 of Bank Owned Life Insurance ("BOLI") on certain key officers. The life insurance policies can be used to provide funding for liabilities associated with certain existing employee benefits. Income earned on the policies will offset, to some extent, benefit expenses. Increases in the cash surrender value of the policies are recorded as a component of noninterest income.

Total deposits remained stable at $145,913 at June 30, 2002, compared to $146,069 at December 31, 2001. There were decreases in certificate of deposit accounts as markets adjusted during the six months ended June 30, 2002, causing some funds to be transferred. However, there were increases in transaction accounts that somewhat offset this decline.

Borrowings of $605 were recorded during the six months ended June 30, 2002, which represented borrowings on a $1.5 million line of credit by the Company established for operating purposes.

The Company had stockholders' equity of $18,330 as of June 30, 2002, a decrease of $136, or 0.7%, from $18,466 as of December 31, 2001. The primary components of the change were net income for the six months ended June 30, 2002, of $136 less dividends of $.21 per share totaling $488.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Bank's principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on investments and maturities of investments. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At June 30, 2002, the Bank had commitments to originate and fund loans of $12.4 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

The Bank is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of the Bank at June 30, 2002, was 16.1%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 2002.


                                                  First Financial               The Company
                                                  ---------------               -----------
Tier 1 Risk-Based Capital
Stockholders' Equity less goodwill              $15,870      13.06%          $17,226     13.99%
Minimum Required                                  4,862       4.00%            4,924      4.00%
                                                -------      -----           -------     -----
Excess                                          $11,008       9.06%          $12,302      9.99%
                                                =======      =====           =======     =====
Total Risk-Based Capital
Tier 1 Capital plus allowances
  for loan losses                               $16,693      13.73%          $18,049     14.66%
Minimum Required                                  9,723       8.00%            9,849      8.00%
                                                -------      -----           -------     -----
Excess                                          $ 6,970       5.73%          $ 8,200      6.66%
                                                =======      =====           =======     =====
Tier 1 Leverage Capital                         $15,870       8.94%          $17,226      9.70%
Minimum Leverage Requirement                      7,101       4.00%            7,101      4.00%
                                                -------      -----           -------     -----
Excess                                          $ 8,769       4.94%          $10,125      5.70%
                                                =======      =====           =======     =====

As of June 30, 2002, management was not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of  Operations - Comparison  of the Three Months Ended June 30, 2002 and
--------------------------------------------------------------------------------
2001
----

Net income for the three months ended June 30, 2002, was $38, a decrease of $298, or 88.7%, from net income of $336 for the three months ended June 30, 2001. The decrease was primarily attributable to an increase in the provision for loans losses and the recording of a nonrecurring pension expense, net of increases in noninterest income.

Interest Income
---------------

Total interest income decreased $677, or 19.7%, to $2,759 for the three months ended June 30, 2002, from $3,436 for the three months ended June 30, 2001. This decrease was primarily due to a slight decrease in the average balance of interest-earning assets plus a decrease in the average yield on interest-earning assets to 6.7%, from 8.1%, for the corresponding quarter of the previous year.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 2002, was $1,253, a decrease of $564, or 31.0%, from $1,817 for the quarter ended June 30, 2001. The decrease was primarily the result of a decrease in the average rate paid for  the  three  months  ended  June  30,  2002,  to  3.1%  from  4.5%  for  the
corresponding   quarter  of  the  previous  year,  plus  a  slight  decrease  in interest-bearing liabilities.

Net Interest Income
-------------------

Net interest income for the quarter ended June 30, 2002, was $1,506 compared to $1,619 for the quarter ended June 30, 2001. The average net interest spread was consistent at 3.6% for the three months ended June 30, 2002 and 2001. The net interest margin decreased to 3.7% for the three months ended June 30, 2002, from 3.8% for the three months ended June 30, 2001.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $285 during the quarter ended June 30, 2002. The Company's allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

The Company's primary financial institution at the beginning of the year , a federal savings bank, was merged with and into an Alabama commercial bank subsidiary. In connection with the merger, the State Superintendent required that First Financial change certain methodologies previously used by the federal savings bank to evaluate loan losses, with resulted in additional loan loss provisions. This adjustment is in addition to a provision for loan losses resulting from the Company's evaluation of credit losses inherent in the loan portfolio. The Company continually evaluates its credit risk and makes provisions for loan losses as deemed appropriate in the period incurred.

Noninterest Income
------------------

Noninterest income during the quarter ended June 30, 2002, increased $134, to $484, from $350 for the quarter ended June 30, 2001. The increase in noninterest income was primarily the result of a $90 gain on the sale of the former Hueytown branch location and income on Bank Owned Life Insurance.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended June 30, 2002, increased $242 to $1,691 from the June 30, 2001, level of $1,449. The increase in noninterest expense was primarily attributable to an unusual pension expense of $238, related to the payment of a pension obligation. In accordance with Financial Accounting Standards Board ("FASB") No. 88, a Settlement Calculation resulted in an accelerated expense charge caused by the extremely low interest rates and pension plan asset performance being less than estimated.

Income Taxes
------------

The provision (credit) for income taxes decreased $194, or 114.1%, to $(24) for the quarter ended June 30, 2002, as compared to the corresponding quarter in 2001. The decreased tax expense was due to the decrease in pretax income and an increase in tax-exempt income when compared to the same period a year ago.

Results of  Operations  -  Comparison  of the Six Months Ended June 30, 2002 and
--------------------------------------------------------------------------------
2001
----

Net income for the six months ended June 30, 2002, was $136, a decrease of $531, or 79.6%, from net income of $667 for the six months ended June 30, 2001. The decrease was primarily attributable to an increase in the provision for loan losses and the recording of a nonrecurring pension expense.

Interest Income
---------------

Total interest income decreased $1,351, or 19.5%, to $5,588 for the six months ended June 30, 2002. This decrease was the result of a slight decrease in the average balance of interest-earning assets during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, plus a decrease in the average yield on the interest-earning assets to 6.8% during the six months ended June 30, 2002, from 8.2% during the six months ended June 30, 2001.

Interest Expense
----------------

Interest expense for the six months ended June 30, 2002, decreased $992, or 27.5%, to $2,609, from $3,601 during the six months ended June 30, 2001. This decrease was primarily attributable to a slight decrease in the average balance of interest-bearing liabilities for the six months ended June 30, 2002, compared to the same period a year ago, coupled with an decrease in the average rate paid on interest-bearing liabilities to 3.2% for the six month period ended June 30, 2002, compared to 4.5% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the six months ended June 30, 2002, decreased $359, or 10.8%, to $2,979, from $3,338 for the six months ended June 30, 2001. This decrease was due primarily to a decrease in the average net interest spread to 3.6% for the six months ended June 30, 2002, from 3.7% for the six months ended June 30, 2001. The net interest margin decreased to 3.6% in the six months ended June 30, 2002, from 4.0% in the six months ended June 30, 2001.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $681 during the six months ended June 30, 2002. The Company's allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral.

The Company's primary financial institution at the beginning of the year, a federal savings bank, was merged with and into an Alabama commercial bank subsidiary. In connection with the merger, the State Superintendent required that First Financial change certain methodologies previously used by the federal savings bank to evaluate loan losses, with resulted in an additional loan loss provisions. This adjustment is in addition to a provision for loan losses resulting from the Company's evaluation of credit losses inherent in the loan portfolio. The Company continually evaluates its credit risk and makes provisions for loan losses as deemed appropriate in the period incurred.

Noninterest Income
------------------

Noninterest income for the six months ended June 30, 2002, totaled $866 as compared to $619 for the six months ended June 30, 2001. The increase in noninterest income was primarily the result of a $90 gain on the sale of the former Hueytown branch location and income on Bank Owned Life Insurance.

Noninterest Expenses
--------------------

Noninterest expenses during the six months ended June 30, 2002, increased $79 to $3,049 from the 2001 level of $2,970. The increase in noninterest expense from a year ago is primarily attributable to an unusual pension expense of $238, related to the payment of a pension obligation. In accordance with Financial Accounting Standards Board ("FASB") No. 88, a Settlement Calculation resulted in an accelerated expense charge caused by the extremely low interest rates and pension plan asset performance being less than estimated. This current year increase was partially offset by a provision of $100 for estimated losses on real estate owned recorded in the prior year, which was not necessary in 2002.

Income Taxes
------------

The provision (credit) for income taxes decreased $388, to $(21) for the six months ended June 30, 2002, as compared to $367 for the corresponding period of the prior year. The decreased tax expense was due to the decrease in pretax income and an increase in tax-exempt when compared to the same period a year ago.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 2002, there were no legal proceedings to which the Company or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 23, 2002, the Company held the 2002 Annual Meeting of Stockholders. The election of James B. Koikos, E. H. Moore, Jr. And James
     E. Mulkin as directors, each for a three-year term, was submitted to a vote of the stockholders. The following is the result of the vote:

                                               For          Withheld
                                               ---          --------
            James B. Koikos                1,845,542.78       1,228
            E. H. Moore, Jr.               1,845,542.78       1,228
            James E. Mulkin                1,845,542.78       1,228

There were no broker non-votes in the above matter.

ITEM 5.  OTHER INFORMATION

On March 8, 2002, First Federal Savings Bank was merged with and into First State Bank of Bibb County. The name of First State Bank of Bibb County was changed to First Financial Bank.

During the quarter ended June 30, 2002, Mr. Robert E. Paden, Director, passed away. The Board of Directors subsequently reduced the total number of Board members from nine to eight.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a certification of this report has been submitted to the Securities and Exchange Commission by each of the Chief Executive Officer and Chief Financial Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.
          None.

(b)       Reports on Form 8-K.
          A current report was filed on Form 8-K dated June 25, 2002, reporting under Item 4 the Company's determination not to renew the engagement of its independent accountants, Arthur Andersen LLP, and the appointment of KPMG LLP as the Company's new independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRSTFED BANCORP, INC.

Date: August 13, 2002                   \s\ B. K. Goodwin, III
      ---------------                       ------------------------------------
                                            B. K. Goodwin, III
                                            Chairman of the Board, Chief
                                            Executive Officer and President


Date: August 13, 2002                   \s\ Lynn J. Joyce
      ---------------                       ------------------------------------
                                            Lynn J. Joyce
                                            Chief Financial Officer, Executive
                                            Vice President, Secretary and
                                            Treasurer