Form 10QSB
period 2002-09-30
FIRSTFED BANCORP INC
filed 2002-11-15
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number: 0-19609

                             FirstFed Bancorp, Inc.
--------------------------------------------------------------------------------
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

Issuer's telephone number, including area code: (205) 428-8472
                                              -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at November 4, 2002
----------------------------                     -------------------------------
Common Stock, $.01 par value                            2,328,180 shares

Transitional Small Business Disclosure Format
(Check one):

         YES [X]    NO [ ]


                             FIRSTFED BANCORP, INC.
                                                                                                               Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001..................................................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
  AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001...............................................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001...........................................................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001...................................................................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION.......................................................................................10

ITEM 3.  CONTROL AND PROCEDURES..................................................................................15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................15

ITEM 2.  CHANGES IN SECURITIES...................................................................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................16

ITEM 5.  OTHER INFORMATION.......................................................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................16

SIGNATURES AND CERTIFICATIONS....................................................................................17


                                       i.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                 As of September 30, 2002 and December 31, 2001
                          (Dollar amounts in thousands)
                                                                        September 30,December 31,
ASSETS                                                                    2002            2001
Cash and Cash Equivalents:
         Cash on hand and in banks                                     $   2,642       $   3,358
         Interest-bearing deposits in other banks                         30,076          11,949
         Federal funds sold                                                1,210           7,298
                                                                       ---------       ---------
                                                                          33,928          22,605
                                                                       ---------       ---------
Securities available-for-sale, at fair value                              28,892           6,577
Loans held for sale                                                        1,641           2,158
Securities held-to-maturity, at amortized cost, fair
     value of $0 and $28,469, respectively                                    --          27,876
Restricted stock, at amortized cost, fair value of $964                      964             964
Loans receivable, net                                                    102,065         108,986
Bank owned life insurance                                                  5,549           4,545
Land, buildings and equipment, net                                         4,252           3,566
Goodwill                                                                     983             983
Real estate owned                                                          1,414           1,387
Accrued interest receivable                                                1,427           1,840
Other assets                                                               1,044             740
                                                                       ---------       ---------
                                                                       $ 182,159       $ 182,227
                                                                       ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                      $ 144,527       $ 146,069
         Other borrowings                                                 17,755          17,000
         Accrued interest payable                                            246             303
         Dividends payable                                                   163             162
         Other liabilities                                                   557             227
                                                                       ---------       ---------
                                                                         163,248         163,761
                                                                       ---------       ---------
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                       --              --
         Common stock, $.01 par value, 10,000,000 shares
           authorized, 3,155,000 shares issued and 2,325,052
           shares outstanding at September 30, 2002 and 3,141,780
           shares issued and 2,311,832 shares outstanding at
           December 31, 2001                                                  31              31
         Paid-in capital                                                   8,141           8,081
         Retained earnings                                                16,587          17,079
         Deferred compensation obligation                                  1,825           1,766
         Deferred compensation treasury stock (202,950 shares at
           September 30, 2002 and 197,602 shares at December
           31, 2001)                                                      (1,825)         (1,792)
         Treasury stock, at cost, 829,948 shares at September
           30, 2002 and December 31, 2001                                 (6,088)         (6,088)
         Unearned compensation                                              (552)           (666)
         Accumulated other comprehensive income                              792              55
                                                                       ---------       ---------
                                                                          18,911          18,466
                                                                       ---------       ---------
                                                                       $ 182,159       $ 182,227
                                                                       =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
         For the Three and Nine Months Ended September 30, 2002 and 2001
             (Dollar amounts in thousands, except per share amounts)

                                                       Three Months Ended                 Nine Months Ended
                                                      ----------------------            -----------------------
                                                           September 30,                     September 30,
                                                      2002              2001            2002               2001
                                                      ----              ----            ----               ----

INTEREST INCOME:
         Interest and fees on loans               $     2,132       $     2,566      $     6,576       $     8,127
         Interest and dividends on
           securities                                     500               518            1,493             1,478
         Other interest income                             78               155              229               573
                                                  -----------       -----------      -----------       -----------
           Total interest income                        2,710             3,239            8,298            10,178
                                                  -----------       -----------      -----------       -----------
INTEREST EXPENSE:
         Interest on deposits                             963             1,525            3,128             4,710
         Interest on other borrowings                     226               225              670               641
                                                  -----------       -----------      -----------       -----------
           Total interest expense                       1,189             1,750            3,798             5,351
                                                  -----------       -----------      -----------       -----------
  Net interest income                                   1,521             1,489            4,500             4,827
         Provision for loan losses                      1,022                49            1,703                 2
                                                  -----------       -----------      -----------       -----------
  Net interest income after
    provision for loan losses                             499             1,440            2,797             4,825
                                                  -----------       -----------      -----------       -----------
NONINTEREST INCOME:
         Fees and other noninterest income                327               317            1,031               914
         Gain on sale of loans                            531                --              531                --
         Bank owned life insurance                         92                38              254                77
                                                  -----------       -----------      -----------       -----------
           Total noninterest income                       950               372            1,816               991
                                                  -----------       -----------      -----------       -----------
NONINTEREST EXPENSE:
         Salaries and employee benefits                   743               809            2,274
                                                                                                             2,524
         Unusual pension expense                           --                --              238                --
         Office building and equipment
           expenses                                       193               166              510               467
         Amortization of goodwill                          --                27               --                81
         Other operating expenses                         529               380            1,492             1,280
                                                  -----------       -----------      -----------       -----------
           Total noninterest expense                    1,465             1,382            4,514             4,352
                                                  -----------       -----------      -----------       -----------
  Income (loss) before income taxes                       (16)              430               99             1,464
         Provision (credit) for income taxes              (38)              129              (59)              496
                                                  -----------       -----------      -----------       -----------
  NET INCOME                                      $        22       $       301      $       158       $       968
                                                  ===========       ===========      ===========       ===========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                        2,272,059         2,351,739        2,267,997         2,440,014
                                                  ===========       ===========      ===========       ===========
BASIC EARNINGS PER SHARE                          $       .01       $       .13      $       .07       $       .40
                                                  ===========       ===========      ===========       ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                      2,309,868         2,389,570        2,290,716         2,485,805
                                                  ===========       ===========      ===========       ===========
DILUTED EARNINGS PER SHARE                        $       .01       $       .13      $       .07       $       .39
                                                  ===========       ===========      ===========       ===========
DIVIDENDS DECLARED PER SHARE                      $       .07       $       .07      $       .28       $       .31
                                                  ===========       ===========      ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------
              For the Nine Months Ended September 30, 2002 and 2001
             (Dollar amounts in thousands, except per share amounts)


                                                                              Deferred                        Accumulated
                                                                  Deferred     Compen-                           Other
                                                                   Compen-      sation              Unearned    Unearned    Compre-
                                     Common   Paid-In  Retained    sation     Treasury  Treasury    Compen-     Compen-     hensive
                                      Stock   Capital  Earnings  Obligation    Stock     Stock      sation    Income (Loss) Income
                                   --------- --------  --------  ----------  --------   --------    ------    ------------- ------
BALANCE, December 31, 2000         $      31 $  7,954  $ 16,823   $  1,580   $ (1,654)  $ (3,752)     (811)    $   (11)

     Net income                           --       --       968         --         --         --        --          --     $   968
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $54                    --       --        --         --         --         --        --         100         100
                                                                                                                           -------
     Comprehensive income                 --       --        --         --         --         --        --          --     $ 1,068
     Amortization of unearned                                                                                              =======
         compensation                     --       --        --         --         --         --       127          --
     Dividends declared ($.31
         per share)                       --       --      (772)        --         --         --        --          --
     Exercise of stock options            --       15        --         --         --         --        --          --
     Change in stock value of
         Employee Stock
         Ownership Plan                   --      (17)       --         --         --         --        --          --
     Amortization of Deferred
         Compensation                     --       --        --         35         --         --        --          --
     Purchase of Deferred
         Compensation Treasury            --       --        --         93        (93)        --        --          --
     Stock issued under Dividend
         Reinvestment Plan                --       93        --         --         --         --        --          --
     Purchase of Treasury Stock           --       --        --         --         --     (2,336)       --          --
                                     -------  -------   -------    -------    -------   --------   -------     -------
BALANCE, September  30, 2001         $    31  $ 8,045   $17,019    $ 1,708   $ (1,747)  $ (6,088)  $  (684)    $    89
                                     =======  =======   =======    =======    =======   ========   =======     =======
BALANCE, December 31, 2001           $    31  $ 8,081   $17,079    $ 1,766    $(1,792)  $ (6,088)  $  (666)    $    55
     Net income                           --       --       158         --         --         --        --          --     $   158
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $309                   --       --        --         --         --         --        --         737         737
                                                                                                                           -------
     Comprehensive income                 --       --        --         --         --         --        --          --     $   895
     Amortization of unearned                                                                                              =======
         compensation                     --       --        --         --         --         --       114          --
     Dividends declared ($.28
         per share)                       --       --      (650)        --         --         --        --          --
     Change in stock value of
         Employee Stock
         Ownership Plan                   --      (26)       --         --         --         --        --          --
     Amortization of Deferred
         Compensation                     --       --        --         26         --         --        --          --
     Purchase of Deferred
         Compensation Treasury,
         net of distributions             --       --        --         33        (33)        --        --          --
     Stock issued under Dividend
         Reinvestment Plan                --       86        --         --         --         --        --          --

                                     -------  -------   -------    -------    -------   --------   -------     -------
BALANCE, September  30, 2002         $    31  $ 8,141   $16,587    $ 1,825    $(1,825)   $(6,088)  $  (552)    $   792
                                     =======  =======   =======    =======    =======   ========   =======     =======

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
              For the Nine Months Ended September 30, 2002 and 2001
                 (Dollar amounts in thousands) Nine Months Ended
                                                                                  September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                          2002           2001
                                                                             --------       --------
Net income                                                                       $158           $968
Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
     Depreciation, amortization and accretion                                     262            131
     Loan fees (cost) deferred, net                                               (34)           273
     Provision for loan losses                                                  1,703              2
     Provision for real estate owned losses                                        --            124
     Loss (gain) on sale of real estate, net                                       43            167
     Originations of loans held for sale                                       (9,732)       (10,601)
     Proceeds from the sale of loans                                           20,083          9,716
     Amortization of goodwill                                                      --             81
     Provision for deferred compensation                                           63             93
     Gain on sale of fixed assets                                                 (91)            --
     Gain on sale of loans                                                       (531)            --
     Increase in cash surrender value of Bank Owned Life Insurance               (254)           (77)
     Decrease (increase) in assets:
         Accrued interest receivable                                              413              2
         Other assets                                                            (613)          (332)
     Increase (decrease) in liabilities:
         Accrued interest payable                                                 (57)           250
         Other liabilities                                                        330            (23)
                                                                             --------       --------
           Net cash provided by (used in) operating activities                 11,743            774
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                     6,750          6,354
  Proceeds from the sale of securities available-for-sale                       1,472          1,800
  Purchase of securities available-for-sale                                    (1,500)        (6,004)
  Proceeds from maturities, calls and repayments received on securities
    held-to-maturity                                                            3,827         11,336
  Purchase of securities held-to-maturity                                      (4,000)       (23,835)
  Purchase of Bank Owned Life Insurance                                          (750)        (4,250)
  Proceeds from sale of real estate and repossessed assets                      1,908          1,534
  Net loan repayments (originations)                                           (5,905)         4,610
  Proceeds from sale of fixed assets                                              116             --
  Capital expenditures                                                           (925)          (227)
                                                                             --------       --------
         Net cash provided by (used in) investing activities                      993         (8,682)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                         (1,542)        10,886
  Proceeds from Federal Home Loan Bank advances                                    --         17,000
  Proceeds from borrowings                                                        755             --
  Proceeds from exercise of stock options                                          --             15
  Dividends paid                                                                 (649)          (789)
  Proceeds from dividend reinvestment                                              86             93
  Purchase of treasury stock for Deferred Compensation Plan                       (63)           (93)
  Purchase of treasury stock                                                       --         (2,336)
                                                                             --------       --------
         Net cash provided by (used in) financing activities                   (1,413)        24,776
                                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           11,323         16,868

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               22,605          4,736
                                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 33,928       $ 21,604
                                                                             ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                            $    122       $    896
     Interest                                                                   3,855          5,101
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                          2,092          1,305
     Transfer of securities from held-to-maturity to available-for-sale        25,876             --


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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2002, and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results of operations which may be expected for the entire fiscal year.

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

2.   EARNINGS AND DIVIDENDS PER SHARE:
     ---------------------------------
Earnings per share for the three and nine months ended September 30, 2002 and 2001, respectively, were as follows:

                                                   Three Months                                         Three Months
                                               Ended September 30, 2002                            Ended September 30, 2001
                                          --------------------------------------       ------------------------------------------
                                                           Dilutive                                     Dilutive
                                                          Effect of                                     Effect of
                                                           Options                                       Options
                                             Basic         Issued        Diluted         Basic            Issued         Diluted
                                          ----------       ------      ----------      ----------         ------       ----------
Net income                                $   22,000           --      $   22,000      $  301,000              --      $  301,000
Shares available to
   common shareholders                     2,272,059       37,809       2,309,868       2,351,739          37,831       2,389,570
                                          ----------       ------      ----------      ----------          ------      ----------
Earnings per share                        $     0.01           --      $     0.01      $     0.13              --      $     0.13
                                          ==========       ======      ==========      ==========          ======      ==========


                                        6

                                                         Nine Months                                   Nine Months
                                                   Ended September 30, 2002                     Ended September 30, 2001
                                          --------------------------------------       ------------------------------------------
                                                           Dilutive                                     Dilutive
                                                          Effect of                                     Effect of
                                                           Options                                       Options
                                             Basic         Issued        Diluted         Basic            Issued         Diluted
                                          ----------       ------      ----------      ----------         ------       ----------
Net income                                $  158,000            --     $  158,000      $  968,000             --       $  968,000
     Shares available t
        common sharehoders                2,267,997        22,719       2,290,716       2,440,014          45,791       2,485,805
                                          ----------       ------      ----------      ----------          ------      ----------
     Earnings per share                   $     0.07            --     $     0.07      $     0.40             --       $     0.39
                                          ==========       ======      ==========      ==========          ======      ==========

Options to purchase 66,574 and 64,574 shares of common stock at prices ranging from $7.50 to $12.50 and $7.75 to $12.50 were outstanding during the three and nine months ended September 30, 2002, respectively, and options to purchase 66,574 and 39,590 shares of common stock at prices ranging from $7.75 to $12.50 and $8.88 to $12.50 were outstanding during the three and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years. There were 52,717 and 61,503 shares of common stock held by the Employee Stock Ownership Plan and unallocated at September 30, 2002 and
2001, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended September 30, 2002, consisted of a $.07 per share quarterly dividend and, for the nine months ended September 30, 2002, consisted of $.21 per share quarterly total dividends and a $.07 per share special dividend.

3.   SEGMENT DISCLOSURE:
     -------------------

The Company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and nine months ended September 30, 2002 and 2001.

                                               Three  Months Ended September 30, 2002
                                      ---------------------------------------------------------
                                       Banking
                                     Operations        Company       Eliminations       Total
                                      ---------       ---------      ------------     ---------
                                                           (In thousands)
Net interest income                   $   1,513       $       8       $      --       $   1,521
Provision for loan losses                 1,022              --              --           1,022
Noninterest income                          925              25              --             950
Noninterest expense                       1,382              83              --           1,465
     Income (loss) before income
         taxes                               34             (50)             --             (16)
Income tax expense (credit)                 (13)            (25)             --             (38)
                                      ---------       ---------       ---------       ---------
     Net income                       $      47       $     (25)      $      --       $      22
                                      =========       =========       =========       =========
     Total assets                     $ 180,565       $  19,931       $ (18,337)      $ 182,159
                                      =========       =========       =========       =========


                                               Three  Months Ended September 30, 2001
                                      ---------------------------------------------------------
                                       Banking
                                     Operations        Company       Eliminations       Total
                                      ---------       ---------      ------------     ---------
                                                           (In thousands)
Net interest income                    $  1,469      $       20 $            -- $         1,489
Provision for loan losses                    49              --              --             49
Noninterest income                          337              35              --            372
Noninterest expense                       1,248             134              --          1,382
     Income before income
         taxes                              509             (79)             --            430
Income tax expense                          169             (40)             --            129
                                      ---------       ---------       ---------       ---------
     Net income                        $    340      $      (39)       $     --       $    301
                                      =========       =========       =========       =========
     Total assets                      $186,148      $   18,760        $(19,395)      $185,513
                                      =========       =========       =========       =========


                                                Nine  Months Ended September 30, 2002
                                      ---------------------------------------------------------
                                       Banking
                                     Operations        Company       Eliminations       Total
                                      ---------       ---------      ------------     ---------
                                                           (In thousands)
Net interest income                   $   4,475      $       25        $     --        $  4,500
Provision for loan losses                 1,703              --              --           1,703
Noninterest income                        1,741              75              --           1,816
Noninterest expense                       4,203             311              --           4,514
     Income before income
         taxes                              310            (211)             --              99
Income tax expense                           42            (101)             --             (59)
                                      ---------       ---------       ---------       ---------
     Net income                       $     268      $     (110)$            -- $           158
                                      =========       =========       =========       =========
     Total assets                     $ 180,565      $   19,931        $(18,337)      $ 182,159
                                      =========       =========       =========       =========


                                                Nine  Months Ended September 30, 2002
                                      ---------------------------------------------------------
                                       Banking
                                     Operations        Company       Eliminations       Total
                                      ---------       ---------      ------------     ---------
                                                           (In thousands)
Net interest income                   $   4,767      $       60       $      --       $   4,827
Provision for loan losses                     2              --              --               2
Noninterest income                          956              35              --             991
Noninterest expense                       3,849             503              --           4,352
                                      ---------       ---------       ---------       ---------
     Income before income
         taxes                            1,872            (408)             --           1,464
Income tax expense                          651            (155)             --             496
                                      ---------       ---------       ---------       ---------
     Net income                       $   1,221      $     (253)      $      -- $           968
                                      =========       =========       =========       =========
     Total assets                     $ 186,148      $   18,760       $ (19,395)      $ 185,513
                                      =========       =========       =========       =========


4.   RECENT ACCOUNTING PRONOUNCEMENTS:
     ---------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141,Business Combinations ("Statement No. 141"), which requires that the purchase method of accounting be used for all business combinations after June 30, 2001, and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which changed the accounting for goodwill from an amortization method to an impairment- only approach. Upon adoption of Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Based on the initial goodwill impairment test completed by June 30, 2002, as required by Statement 142, no goodwill impairment was indicated. The Company had no changes in the carrying amount of goodwill from December 31, 2001, to September 30, 2002. Also, the Company has no intangible assets other than goodwill.

The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                 --------------------------------------------
                                   2002       2001        2002         2001
                                 -------     ------     --------      ------
                                 (Dollars in thousands, except per share data)

Reported net income               $   22     $  301     $    158      $  968
Add back: Goodwill amortization       --         27           --          81
                                  ------     ------     --------      ------
Adjusted net income               $   22     $  328     $    158      $1,049
                                  ======     ======     ========      ======

Basic earnings per share:
     Reported net income          $  .01     $  .13     $    .07      $  .40
     Goodwill amortization            --        .01           --         .03
                                  ------     ------     --------      ------
     Adjusted net income          $  .01     $  .14     $    .07      $  .43
                                  ======     ======     ========      ======
Diluted earnings per share:
     Reported net income          $  .01     $  .13     $    .07      $  .39
     Goodwill amortization            --        .01           --         .03
                                  ------     ------     --------      ------
     Adjusted net income          $  .01     $  .14     $    .07      $  .42
                                  ======     ======     ========      ======

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

In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS 44, Accounting for Intangible Assets of Motor Carriers, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This Statement also amends SFAS 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The Company does not expect this Statement to have a material impact on the Condensed Consolidated Financial Statements.

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

In October 2002, the FASB issued SFAS 147, which removes acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institution and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement are effective October 1, 2002. The Company does not expect this statement to have a material impact on the Condensed Consolidated Financial Statements.

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

Comparison  of Financial  Condition as of September  30, 2002,  and December 31,
--------------------------------------------------------------------------------
2001
----

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash and cash equivalents increased $11,323, or 50.1%, to $33,928 at September 30, 2002, from $22,605 at December 31, 2001. This increase was substantially the result of the sale of approximately $10,000 in loans.

Securities available-for-sale and held-to-maturity decreased $5,561, or 15.7%, to $28,892 at September 30, 2002. During the nine months ended September 30, 2002, proceeds totaling $12,049 were received from investment calls, maturities and sales and repayments but were offset by purchases totaling $5,500. The Company reclassed all investments from held-to-maturity to available-for-sale in association with the merger of the thrift subsidiary into the commercial bank subsidiary.

Loans receivable, net, at September 30, 2002, were $102,065, a decrease of $6,921, or 6.4%, from $108,986 at December 31, 2001. The decrease in loans receivable, net, was primarily due to the sale of approximately $10,000 in loans representing all eligible fixed-rate and adjustable-rate mortgage loans with adjustment periods greater than one year, net of originations. Partially offsetting this decrease was an increase in net loan originations of $5,905.


The Company's consolidated allowance for loan losses increased to $1,076 at September 30, 2002, from $775 at December 31, 2001. This increase of $301 was primarily due to a provision of $1,703 less charge- offs over recoveries of $1,402, to maintain the allowance at a level appropriate to cover losses inherent in the portfolio. Nonperforming loans, which includes nonaccruing loans and accruing loans delinquent ninety days or more, at September 30, 2002, decreased to $846 or 0.83% of loans receivable, from $2,260, or 2.07% of loans receivable at December 31, 2001, as a result of charge-offs. At September 30, 2002, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate owned was $1,414 at September 30, 2002, an increase of $27 from December 31, 2001, as a result of foreclosures net of sales in the ordinary course of business during the nine months ended September 30, 2002.

In 2001 and 2002, the Company purchased approximately $4,250 and $750, respectively, of Bank Owned Life Insurance ("BOLI") on certain key officers. The life insurance policies were purchased to offset liabilities associated with certain existing employee benefits. Income earned on the policies will offset, to some extent, benefit expenses. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded as a component of non-interest income.

Deposits decreased $1,542, or 1.1%, to $144,527 at September 30, 2002, from $146,069 at December 31, 2001. The decrease was primarily the result of an increase in transaction accounts net of a decrease in certificates of deposit.

Borrowings of $755 were recorded during the nine months ended September 30, 2002, which represents borrowings on a $1.5 million line of credit by the Company established for operating purposes.

Stockholders' equity increased $445, or 2.4%, to $18,911 as of September 30, 2002, from $18,466 as of December 31, 2001. The primary components of the change were net income for the nine months ended September 30, 2002, of $158, an increase in the unrealized gain on available-for-sale securities of $737, less dividends $650, or $.28 per share.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Bank's principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on investments and maturities of investments. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At September 30, 2002, the Bank had commitments to originate and fund loans of $12.9 million. The Bank anticipates that it will have sufficient funds available to meet their current commitments.

The Bank is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of the Bank at September 30, 2002, was 17.9%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of September 30, 2002.


                                              First Financial              The Company
                                              ----------------          ----------------
Tier 1 Risk-Based Capital
Stockholders' Equity less goodwill            $15,779   12.54%          $ 16,983  13.35%
Minimum Required                                5,035    4.00%             5,089   4.00%
                                              -------    ----           --------   ----
Excess                                        $10,744    8.54%          $ 11,894   9.35%
                                              =======    ====           ========   ====
Total Risk-Based Capital
Tier 1 Capital plus allowances
  for loan losses                             $16,855   13.39%          $ 18,059  14.19%
Minimum Required                               10,069    8.00%            10,179   8.00%
                                              -------    ----           --------   ----
Excess                                        $ 6,786    5.39%          $  7,880   6.19%
                                              =======    ====           ========   ====
Tier 1 Leverage Capital                       $15,799    8.91%          $ 16,983   9.40%
Minimum Leverage Requirement                    7,082    4.00%             7,226   4.00%
                                              -------    ----           --------   ----
Excess                                        $ 8,717    4.91%          $  9,757   5.40%
                                              =======    ====           ========   ====


As of September 30, 2002, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended  September 30, 2002
--------------------------------------------------------------------------------
and 2001
--------

Net income for the three months ended September 30, 2002, was $22, a decrease of $279, or 92.7%, from net income of $301 for the three months ended September 30, 2001. The decrease was primarily attributable to an increase in the provision for loan losses, net of a gain recorded on the sale of loans. These items are discussed in detail herein.

Interest Income
---------------

Total interest income decreased $529, or 16.3%, to $2,710 for the three months ended September 30, 2002, from $3,239 for the three months ended September 30, 2001. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 6.7%, from 7.7% for the corresponding quarter of the previous year, plus a slight decrease in the average balance of interest-earning assets.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 2002, was $1,189, a decrease of $561, or 32.1%, from $1,750 for the quarter ended September 30, 2001. The decrease was primarily the result of a decrease in the average rate paid on interest-bearing liabilities for the three months ended September 30, 2002, to 3.0%, from 4.3% for the corresponding quarter of the previous year, plus a slight decrease in interest-bearing liabilities.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 2002, was $1,521, compared to $1,489 for the quarter ended September 30, 2001. The average net interest spread increased to 3.7% for the three months ended September 30, 2002, from 3.4% for the same period in the prior year. The net interest margin increased to 3.7% for the three months ended September 30, 2002, from 3.5% for the three months ended September 30, 2001.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $1,022 during the quarter ended September 30, 2002. The Company's allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

The Company's primary subsidiary financial institution at the beginning of the year, a federal savings bank, was merged with and into a separate subsidiary with a commercial state bank charter. In connection with the merger, the State Superintendent required that First Financial change certain methodologies previously used to evaluate loan losses, which resulted in additional loan loss provisions in order to maintain the allowance at a level appropriate to absorb losses inherent in the portfolio. Also, loan charge-offs were recorded which resulted in additional loan loss provisions. Lower levels of loan loss provisions are anticipated in future quarters. The Company continually evaluates its credit risk and makes provisions for loan losses as deemed appropriate in the period incurred.

Noninterest Income
------------------

Noninterest income during the quarter ended September 30, 2002, increased $578, to $950, from $372 for the quarter ended September 30, 2001. The increase in noninterest income was primarily the result of a gain of $531 recorded in connection with the sale of approximately $10,000 in loans and increased income due to cash surrender value changes on BOLI.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended September 30, 2002, increased $83 to $1,465 from $1,382 for the quarter ended September 30, 2001. The increase in noninterest expenses was primarily attributable to expenses associated with the merger of the Company's subsidiaries and increased depreciation expense associated with the new Hueytown office, net of a decrease in salaries and employee benefits resulting from a decrease in incentive pay compared to the same period in prior year.

Income Taxes
------------

The provision for income taxes decreased $167, or 129.5%, to a credit of $38 for the quarter ended September 30, 2002, as compared to the corresponding quarter in 2001. The decreased tax expense was due to the decrease in pretax income and an increase in tax-exempt income when compared to the same period a year ago.

Results of Operations - Comparison  of the Nine Months Ended  September 30, 2002
--------------------------------------------------------------------------------
and 2001
--------

Net income for the nine months ended September 30, 2002, was $158, a decrease of $810, or 83.7%, from net income of $968 for the nine months ended September 30, 2001. The decrease was primarily attributable to an increase in the provision for loan losses and an unusual pension expense, net of a gain recorded on the sale of loans. These items are discussed in detail herein.

Interest Income
---------------

Total interest income decreased $1,880, or 18.5%, to $8,298 for the nine months ended September 30, 2002. This decrease was substantially the result of a decrease in the average yield on the interest-earning assets to 6.7% during the nine months ended September 30, 2002, from 8.1% during the nine months ended September 30, 2001, plus a slight decrease in the average balance of interest-earnings assets.

Interest Expense
----------------

Interest expense for the nine months ended September 30, 2002, decreased $1,553, or 29.0%, to $3,798, from $5,351 during the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in the average rate paid on interest-bearing liabilities to 3.1% for the nine month period ended September 30, 2002, compared to 4.4% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 2002, decreased $327, or 6.8%, to $4,500, from $4,827 for the nine months ended September 30, 2001. This decrease was due primarily to a decrease in the average net interest spread to 3.57% for the nine months ended September 30, 2002, from 3.64% for the nine months ended September 30, 2001. The net interest margin decreased to 3.6% in the nine months ended September 30, 2002, from 3.8% in the nine months ended September 30, 2002.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a provision of $1,703 during the nine months ended September 30, 2002. The
Company's allowance for loan losses is based on management's evaluation of possible losses inherent in the loan portfolio and consider, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral.

The Company's primary financial institution at the beginning of the year, a federal savings bank, was merged with and into a subsidiary with a commercial state bank charter. In connection with the merger, the State Superintendent required that First Financial change certain methodologies previously used to evaluate loan losses, which resulted in additional loan loss provisions in order to maintain the allowance at a level appropriate to absorb losses inherent in the portfolio. Also, loan charge-offs were recorded which resulted in additional loan loss provisions. Lower levels of loan loss provisions are anticipated in future quarters. The Company continually evaluates its credit risk and makes provisions for loan losses as deemed appropriate in the period incurred.

Noninterest Income
------------------

Noninterest income for the nine months ended September 30, 2002, increased $825, or 83.2%, to $1,816 as compared to $991 for the nine months ended September 30, 2001. The increase in noninterest income was primarily the result of a gain of $531 recorded in connection with the sale of approximately $10,000 in loans and increased income due to cash surrender value changes on BOLI.

Noninterest Expenses
--------------------

Noninterest expenses during the nine months ended September 30, 2002, increased $162, or 3.7%, to $4,514 from the 2001 level of $4,352. The increase in noninterest expense from a year ago was primarily attributable to an unusual pension expense of $238, related to a payment of pension obligation. In accordance with FASB No. 88, a Settlement Calculation resulted in an accelerated expense charge caused by the extremely low interest rates and pension plan performance being less than estimated. This increase was somewhat offset by a reduction in salaries and employee benefits resulting from a decrease in incentive pay when compared to the prior year.

Income Taxes
------------

The provision for income taxes decreased $555, to a credit of $59 for the nine months ended September 30, 2002, as compared to $496 for the corresponding period of the prior year. The decreased tax expense was due to the decrease in pretax income and an increase in tax-exempt income when compared to the same period a year ago.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and the Bank are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 2002, there were no legal proceedings to which the Company or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         None.

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRSTFED BANCORP, INC.

Date: November 14, 2002                       By:  \s\ B. K. Goodwin, III
      -----------------                       ----------------------------------
                                              B. K. Goodwin, III
                                              Chairman of the Board, Chief
                                              Executive Officer and President



Date: November 14, 2002                       By:  \s\ Lynn J. Joyce
      -----------------                       ----------------------------------
                                              Lynn J. Joyce
                                              Chief Financial Officer, Executive
                                              Vice President, Secretary and
                                              Treasurer

                                 CERTIFICATIONS

I, B. K. Goodwin, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FirstFed Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
         -----------------
                              By: \s\ B. K. Goodwin, III
                                  ----------------------------------------------
                                  Chairman of the Board, Chief Executive Officer and President

I, Lynn J. Joyce, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FirstFed Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
         -----------------

                          By: \s\ Lynn J. Joyce
                              --------------------------------------------------
                              Chief Financial Officer, Executive Vice President, Secretary and Treasurer