Form 10KSB
FIRSTFED BANCORP INC
filed 2003-03-31
CIK 876947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended
         December 31, 2002.
                                       OR
| | Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from
                       To                .
         -------------    ---------------

                         Commission File Number: 0-19609
                                                --------

                             FirstFed Bancorp, Inc.
               ---------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                                   63-1048648
----------------------------                                        ------------
(State or other jurisdiction of incorporation                    (I.R.S.Employer
 or organization)                                            identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                          35020
----------------------------------------------               -------------------
(Address of principal executive office)                                 Zip Code

Registrant's telephone number, including area code:   (205) 428-8472
                                                     ---------------

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

State issuer's revenues for its most recent fiscal year $12,897,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market March 25, 2003, was $8,849,836.

As of March 25, 2003, there were issued and outstanding 2,340,081 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002, are incorporated by reference into Parts I and II of this Form 10-KSB.

(2) Portions of the Proxy Statement for the December 31, 2002, Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.




                                TABLE OF CONTENTS
                                                                            PAGE
PART I.
         ITEM I.         Description of Business...............................1

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

PART III.
         ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act..19

         ITEM 10. Executive Compensation......................................19

         ITEM 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters.............................19

         ITEM 12. Certain Relationships and Related Transactions..............20

         ITEM 13. Exhibits, Lists and Reports on Form 8-K.....................20

         ITEM 14. Controls and Procedures.....................................21
                                       i.
                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS:

THE COMPANY

FirstFed Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company that has registered as a financial holding company. As of December 31, 2002, the Company served as the holding company for First State Corporation ("FSC"). FSC is the sole shareholder for First Financial Bank
("First Financial" or the "Bank"). In the prior year, the Company was the holding company and sole shareholder of First Federal Savings Bank ("First Federal") and FSC. FSC was the sole shareholder of First State Bank of Bibb County ("First State"). During 2002, First Federal and First State were merged and the name changed to First Financial.

The Company's assets consist primarily of its subsidiary investment and liquid investments. It engages in no significant independent activity. The Company had total assets of $177,570,000, total deposits of $139,931,000 and stockholders' equity of $18,808,000 at December 31, 2002.

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

FIRST FINANCIAL BANK

As of December 31, 2002, the Bank's principal business consisted of attracting deposits from the general public and investing those deposits primarily in one-to-four-family residential mortgage loans, and to a lesser extent, commercial mortgage loans, commercial loans and consumer loans. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts all insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowable by the FDIC. The Bank was subject to regulation, examination and supervision by the FDIC and the State Banking Department of the State of Alabama (the "Banking Department").

The Bank conducts business from eight locations in Bibb, Jefferson, Shelby and Tuscaloosa Counties, Alabama, consisting of its home office in Bessemer and seven other branches, one each in Centreville, Hoover, Hueytown, Pelham, Vance, West Blocton and Woodstock. Each branch is a full-service facility.

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, stock-based compensation and intangibles. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, "Summary of Business and Significant Accounting Policies", in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (Exhibit 13).

LIQUIDITY

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, liability maturities and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position, and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. The Company also has accessibility to market sources



                                       1

of funds such as FHLB advances, purchase of Fed Funds and correspondent bank borrowings. The Consolidated Statements of Cash Flows, included in the Annual Report, provides an analysis of cash from operating, investing, and financing activities for each of the two years in the period ended December 31, 2002.

Sources of liquidity discussed in Notes to Consolidated Financial Statements in the Annual Report include: Note 2 - "Maturity of Securities Portfolio" and Note 7 - "Maturity Distribution of Deposits". Also, see "Loan Maturity" and "Deposits, Borrowings and Other Sources of Funds" herein for additional sources of liquidity.

No trends in the sources or uses of cash by the Company are expected to have a significant impact on the Company's liquidity position. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

KEY OPERATING DATA

The following table summarizes certain key operating ratios for the years ended December 31, 2002 and 2001.


                                         2002                              2001
                                         ----                              ----

Return on average assets                  .11%                              .66%
Return on average equity                 1.08%6.09%
Average equity to average assets           10.46%                         10.74%
Dividend payout ratio                      389%                              78%


AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition for the years ended December 31, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual loans. For further discussion, see "Management's Discussion and Analysis" in the Company's December 31, 2002, Annual Report to Stockholders (the "Annual Report"), Exhibit 13 hereto.

                                    2002                                2001
                                               Average                 Average
                                   Balance     Interest     Balance    Interest
                                  ---------   ----------   ---------- ----------
                                                         (In thousands)
Interest-earning assets:
  Loans                           $ 106,603   $   8,429    $ 117,131  $ 10,594
  Securities                         33,280       1,916       32,415     2,003
  Other interest-earning assets      27,519         320       19,043       672
                                  ----------  -----------  ---------- ----------

Total interest-earning assets       167,402       10,665     168,589    13,269
Non-interest-earning assets          14,585                   12,597
                                  ----------               ----------
  Total assets                    $ 181,987                $ 181,186
                                  =========                =========

Interest-bearing liabilities:
  Deposits                        $ 145,094   $   4,021   $  144,859   $  5,986
  FHLB advances                      17,504          895      16,527        867
                                  ----------  ----------   ---------- ----------

Total interest-bearing liabilities  162,598       4,916      161,386      6,853
Non-interest bearing liabilities        808                                 272
                                  ----------  ----------   ---------- ----------
                                  $   5,749$               $   6,416
                                  ==========               ==========
  Total liabilities                 163,406                  161,658
Stockholders' equity                 18,581                   19,528
                                  ----------               ----------
  Total liabilities and
    stockholders' equity          $ 181,987                $ 181,186
                                  ==========               ==========



                                    2002                                2001
Yield on:
  Loans                             7.91%                               9.04%
  Securities (1)                    5.76                                6.18
  Other interest-earning assets     1.16                                3.53
     All interest-earning assets    6.37                                7.87
Rate paid on:
  Deposits                          2.77                                4.13
  Borrowings                        5.11                                5.20
   All interest-bearing liabilities 3.02                                4.25

Interest rate spread (2)            3.35%                               3.62%
                                    ==========                          ========


Net yield (3)                       3.43%                               3.81%
                                    ==========                          ========

(1) Yields on tax-exempt obligations have been computed on a full federal tax-exempt basis using an income tax rate of 34% for 2002 and 2001.
(2) Interest rate spread represents the difference between the average yield on total interest-earning assets and the average rate of total interest-bearing liabilities.
(3) Net yield represents net interest income as a percentage of average interest-earning assets.







                                        3

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

Net interest income decreased $667,000 for the year ended December 31, 2002, compared to the year ended December 31, 2001.




                                                        Year Ended                      Year Ended
 December 31, 2002                                    December 31, 2002              December 31, 2001

Versus                                                     Versus                         Versus

                                                         Year Ended                     Year Ended
                                                        December 31, 2001            December 31, 2000
                                          ------------------------------------------------------------------
    December 31, 2000
 --------------------
                                           Volume          Rate        Net       Volume     Rate         Net
                                          --------        ------      -----     --------   ------      -----
                                                                       (In thousands)
Increase (decrease) in interest earned on:
     Loans                                $   (906)      $(1,259)    $(2,165)  $   (22)    $ (216)    $ (238)
     Securities                                 56          (143)        (87)      293       (155)       138
Other interest-earning assets                  692        (1,044)       (352)      295        (83)       212
                                          --------       -------     -------   -------      -----     ------
     Total                                    (158)       (2,446)     (2,604)      566       (454)       112
                                          --------       -------     -------   -------      -----     ------

Decrease (increase) in interest paid on:
     Deposits                                   10        (1,975)     (1,965)       41        138        179
     Other borrowings                           40           (12)         28      (867)         -       (867)
                                          --------       -------    --------   -------     ------     ------
     Total                                      50        (1,987)     (1,937)     (826)       138       (688)
                                          --------       -------    --------   -------     ------     ------

     Net (decrease) increase in net
       interest income                    $   (208)      $  (459)    $  (667)  $  (260)    $ (316)    $ (576)
                                          ========       =======     =======   =======     ======     ======


                                       4
ASSET/LIABILITY MANAGEMENT

The  Company  is  subject  to  interest   rate  risk  to  the  degree  that  its
interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Company has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of assets and liabilities. The strategies are intended to stabilize net interest income for the long-term by protecting the interest rate spread against fluctuations in market interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage loans secured by one-to-four-family residences and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and seeking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At December 31, 2002, the cumulative one-year gap is slightly positive using the indicated assumptions. Management believes that the Company's strong capital position is sufficient to protect against the negative effects of interest rate changes on net income.

Certain shortcomings are inherent in any method of any gap analysis, including that presented in the following table. For example, the analysis does not consider prepayments of loans or early withdrawals of certificates of deposits. In addition, the method used assumes that each savings and transaction accounts will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Also, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Moreover, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. A change in interest rates may cause assets and liabilities to reprice or mature on a basis significantly different from their contractual terms.

Historically, the Company has not experienced the level of volatility in net interest income indicated by the cumulative one-year gap ratio. The primary reason for this is that a relatively large base of deposit products do not reprice on a contractual basis. These deposit products are primarily traditional savings accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within 90 days" repricing category and comprise 33.4% of total interest-bearing liabilities. The rates paid on these accounts are typically sensitive to changes in market interest rates only under certain conditions, such as market interest rates falling to historically low levels.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Bank. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.


At December 31, 2002
-------------------------------------------
                                                  Within           91 To           181 Days         1 Year            3 Years
                                                  90 Days         180 Days         To 1 Year        To 3 Years       To 5 Years
                                                  -------         --------         ---------        ----------       ----------
                                                                                       (Dollars in thousands)
Interest-earning assets:
         Loans receivable (2)                 $   24,721        $  14,730          $ 26,352          $ 17,364      $     8,372
         Securities (1)                              - -              102               - -            11,538           12,022
         Cash investments                         22,513              - -               - -               - -              - -
                                             -----------    -------------     -------------     -------------    -------------
Total interest-earning assets                     47,234           14,832            26,352            28,902           20,394
                                             -----------    -------------     -------------     -------------    -------------
Interest-bearing liabilities:
         Savings accounts (3)                     23,813              - -               - -               - -              - -
         Transaction accounts (3)                 22,935              - -               - -               - -              - -
         Certificate accounts                     12,397           12,411            15,301            27,642           18,812
         Borrowings                                  - -            1,005               - -               - -           17,000
                                             -----------    -------------     -------------     -------------    -------------
Total interest-bearing liabilities                59,145           13,416            15,301            27,642           35,812
                                             -----------    -------------     -------------     -------------    -------------
Interest sensitivity gap per period           $  (11,911)    $      1,416       $    11,051      $      1,260      $   (15,418)
                                              ==========     ============       ===========      ============      ===========

Cumulative interest sensitivity gap           $  (11,911)      $  (10,495)     $        556      $      1,816      $   (13,602)
                                              ==========       ==========      ============      ============      ===========

Percentage of cumulative gap to total assets      (6.71)%           (5.91)%             0.31%            1.02%           (7.66)%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities                  79.86%           85.54%           100.63%           101.57%           91.10%




At December 31, 2002
-------------------------------------------
                                                 5 Years         10 Years              Over
                                                To 10 Years      To 20 Years          20 Years        Total
                                                -----------      -----------          --------   --------------

Interest-earning assets:
         Loans receivable (2)                    $   4,375        $   5,510         $   4,013        $ 105,437
         Securities (1)                              2,270              798             2,938           29,668
         Cash investments                              - -              - -               - -           22,513
                                              -------------    -------------      ------------   --------------
Total interest-earning assets                        6,645            6,308             6,951          157,618
                                              -------------    -------------      ------------   --------------
Interest-bearing liabilities:
         Savings accounts (3)                          - -              - -               - -           23,813
         Transaction accounts (3)                      - -              - -             6,617           29,552
         Certificate accounts                            3              - -               - -           86,566
         Borrowings                                    - -              - -               - -           18,005
                                              -------------    -------------      ------------    -------------
Total interest-bearing liabilities                       3              - -             6,617          157,936
                                              -------------    -------------      ------------    -------------
Interest sensitivity gap per period           $      6,642     $      6,308      $        334     $       (318)
                                              ============     ============      ============     ============

Cumulative interest sensitivity gap            $    (6,960)    $       (652)      $      (318)    $       (318)
                                               ===========     ============       ===========     ============

Percentage of cumulative gap to total assets       ( 3.92)%           (0.37)%          (0.18)%           (0.18)%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities                    95.40%           99.57%            99.80%           99.80%



(1) Includes $29,668 in securities available-for-sale; such securities are reflected in the above table based on their contractual maturity.
(2) Includes $2,229 in loans held for sale; such loans are reflected in the above table in the within 90 days category.
(3) Assumes that each passbook and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are not particularly sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced. The noninterest-bearing checking were included in the over 20 years category.


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

The Company has not purchased servicing rights. The Company routinely sells fixed rate loans in the secondary market with servicing released. During 2002, the Company sold approximately $10 million of mortgage loans to FNMA where servicing was retained. Mortgage servicing rights are capitalized based on relative fair value.

RESIDENTIAL LENDING - ONE-TO-FOUR FAMILY

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

In addition to ARM lending, the Company may originate fixed rate one-to-four family residential loans. However, at this time, almost all fixed rate loans are being sold into the secondary market servicing released. Investor relationships have been established with several banks and mortgage companies. In addition, the Company is approved by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA) to sell and service loans. These outlets allow more diversified products and enhance the management of interest rate risk. The Company applies the required underwriting procedures in making these fixed rate mortgage loans.

COMMERCIAL REAL ESTATE LENDING

Loans secured by commercial real estate totaled approximately $17.4 million, or 23.5% of the total loan portfolio, at December 31, 2002. Commercial real estate loans are generally originated in amounts up to 65% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Company. Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2002, most are located within 100 miles of the Company's office locations and were made to local customers. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates and may carry prepayment penalties. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.




                                       7
CONSTURCTION LENDING

The Company has several construction loan programs. At December 31, 2002, the Company had $24.5 million in construction loans or 16.7% of the loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $6.9 million was undisbursed at December 31, 2002, and consisted primarily of loans to individuals for construction of residential properties. The Company presently charges adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection.

CONSUMER LENDING

As a community-oriented lender, the Company offers certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $8.2 million or 7.8% of the total loan portfolio at December 31, 2002. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk.

HOME EQUITY LENDING

Home equity loans may be made not to exceed 80% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At December 31, 2002, the outstanding home equity loan balance was $8.1 million.

COMMERCIAL LENDING

The Company originates commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Company's market areas. Commercial loans are adjustable rate loans and are generally, secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $7.4 million or 7.1% of the total loan portfolio at December 31, 2002.

                                       8
ANALYSIS OF LOAN PORTFOLIO

The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated. At December 31, 2002, the Company had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

                                                                December 31,                      December 31,

                                                                   2002                               2001
                                                            ------------------                 ----------------
                                                                 Percent                             Percent
                                                                   of                                  of
                                                  Amount          Total              Amount           Total
                                                  ------        ---------            ------         ---------
                                                                          (Dollars in thousands)
Mortgage Loans:
         One-to-four family residential         $ 47,903          45.92%           $ 62,051         56.94%
         Construction                             24,542           16.70             10.870           9.97
         Commercial real estate                   17,415           23.53             18,529          17.00
                                               ---------         ------           ----------        ------

Total mortgage loans                              89,860           86.15             91,450          83.91
                                               ---------         ------           ----------        -------



Consumer loans:


         Savings accounts                            497             .47              1,065            .98
         Other                                     7,674            7.36             10,462           9.60
                                              ----------        -------           ----------       --------

Total consumer loans                               8,171            7.83             11,527          10.58
                                              ----------         -------           ----------        -------

Commercial loans                                   7,406            7.10              6,869           6.30
                                              ----------         -------          -----------        -------

         Total loans receivable                  105,437          101.08            109,846         100.79
                                                --------          ------           ---------        ------

Less:
         Allowance for loan losses                 1,059            1.02                775            .71
         Net deferred loan fees                       68             .06                 85            .08
                                            ------------          ------        -----------       ---------
                                                   1,127            1.08                860            .79
                                             -----------          ------         ----------       ---------

              Loans receivable, net             $104,310          100.00%          $108,986         100.00%
                                                ========          ======           ========         ======



























                                        9



LOAN MATURITY

The following table shows the maturity of the loan portfolio at December 31, 2002, based upon contractual maturity.


December 31, 2002
-----------------


                            One-to-Four
                              Family
                            Residential
                               and           Commercial
                           Construction     Real Estate       Consumer         Commercial
                               Loans          Loans            Loans             Loans            Total
                          --------------  ---------------    -----------      -----------     -------------
                                                                         (In thousands)
Amounts Due:
  One year or less          $ 15,243        $  3,636          $  2,498         $ 5,712        $  27,089
  One year through 5 years     6,191           5,586            2,931            1,326           16,034
  After 5 years               51,011           8,193            2,742              368           62,314
                            --------       ----------        ----------      -----------      -----------
                            $ 72,445        $ 17,415          $ 8,171          $ 7,406          105,437
                            ========        ========          =========        =========

Less:
  Allowance for loan losses                                                                       1,059
  Net deferred loan fees                                                                             68
                                                                                              -----------

Loans receivable, net                                                                        $  104,310
                                                                                             ============



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

The following table sets forth at December 31, 2002, the dollar amount of loans due after December 31, 2003, based upon contractual maturity dates, and whether such loans have fixed interest rates or adjustable interest rates:

                                                                                Due After December 31, 2003
                                                                       ---------------------------------------------
                                                      Fixed         Adjustable      Total
                                                   -----------     ------------  -----------
                                                                               (In thousands)
Mortgage Loans:
  One-to-four family                                 $ 18,068       $ 39,134         $ 57,202
  Commercial real estate                                3,503         10,279           13,779
                                                     ----------      ---------        --------

       Total mortgage loans                            21,571         49,410           70,981
                                                     ----------      ---------        --------

Consumer loans                                          5,673            - -            5,673
                                                     ----------      ---------        --------

Commercial loans                                        1,243            451            1,694
                                                     ----------      ---------        --------

       Total loans receivable, gross                 $ 28,487       $ 49,861         $ 78,348
                                                     ========       ========         ========


                                       10
LOAN ORIGINATION, COMMETMENT AND OTHER LOAN FEES

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

LOAN DELINQUENCIES, NONPERFORMING ASSETS AND CLASSIDIED ASSETS

Nonperforming assets include nonaccruing loans, accruing loans delinquent 90 days or more, and real estate owned. The Company's policy is to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in
doubt.   Foreclosed  real  estate  occurs  when  a  borrower ultimately  does not abide by the original terms of the loan agreement and the Company obtains title of the real estate securing the loan in foreclosure proceedings. At December 31, 2002, the Company had no restructured loans within the meaning of Financial Accounting Standards Board Statement 114. The following table is an analysis of the nonperforming assets at December 31, 2002, and December 31, 2001.


                                                            2002           2001
                                                         ----------     ----------
                                                               (Dollars in thousands)

         Nonaccrual loans                               $   419        $ 1,734
         Accruing loans delinquent 90 days or more:
                 Mortgage loans                              80             80
         Consumer loans                                      39            188
         Commercial loans                                   117            258
                                                         ----------     ----------
         Total non-performing loans                         655          2,260

          Real estate owned                               1,898          1,387
                                                         ----------     ----------

              Total non-performing assets               $ 2,553        $ 3,647
                                                         ==========     ==========

          Allowance for uncollected interest            $    18        $   113
                                                         ==========     ==========

          Non-performing assets to total assets           1.44%           2.00%
                                                         ==========     ==========

          Non-performing loans to total loans, net        0.63%           2.07%
                                                         ==========     ==========


At December 31, 2002, there were no loans included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at December 31, 2002, would have increased by approximately $18,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for the year ended December 31, 2002, was approximately $14,000.

ALLOWANCE FOR LOAN LOSSES

Confirmed losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off, as losses occur, and by provisions charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the composition of the loan portfolio, current economic conditions, past loss histories and other factors that warrant recognition in providing for an adequate allowance. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, are made in the period in which these factors and other relevant considerations become known.









                                       11





The following table sets forth information regarding the allowance for loan losses for the years ended December 31, 2002 and 2001.



                                                                2002              2001
                                                             -----------      ------------
                                                                    (Dollars in thousands)

     Balance at beginning of period                             $ 775           $  966

     Provision for loan losses                                   1,956               96

     Charge-offs:
       Mortgage loans                                              389              137
       Consumer loans                                              256              120
       Commercial loans                                          1,081               76
                                                             ---------       ----------

         Total Charge-offs                                       1,726              333
                                                             ---------       ----------

     Recoveries:
       Mortgage loans                                               15               25
       Consumer loans                                               39               16
       Commercial loans                                             -                5
                                                             ---------       ----------

         Total Recoveries                                           54               46
                                                             ---------       ----------

     Charge-offs, net of recoveries                              1,672              287
                                                             ---------       ----------

     Balance at end of period                                $  1,059        $     775
                                                             =========       ==========



     Ratio of allowance for loan losses to total loans
       receivable at the end of period                           1.02%             .71%
                                                             =========       ==========

     Ratio of allowance for loan losses to non-performing
       loans (1)                                               161.68%           34.29%
                                                             =========       ==========

     Ratio of net charge-offs during the period to average
       loans outstanding during the period                       1.58%            .26%
                                                             =========       ==========


(1) Non-performing loans are comprised of accruing loans delinquent 90 days or more and nonaccrual loans. Specific reviews are performed to determine the collectibility and related allowance for loan losses on nonperforming loans.





















                                                         12







The following table details the approximate allocation of the allowance for loan losses by category as of December 31, 2002 and 2001. See further discussion regarding the allowance for loan losses in "Management's Discussion and Analysis" in the Annual Report.


                                                        2002                               2001
                                            ------------------------------       --------------
                                       Amount          Percent         Amount         Percent
                                       ------          -------         ------         -------
                                                                (Dollars in thousands)

         Mortgage loans              $   212           20.0%          $  426          55.0%
         Consumer loans                  317            30.0             194            25.0
         Commercial loans                530            50.0             155            20.0
                                     --------          -------         ---------      -------

                   Total                $1,059         100.0%           $775            100.0%
                                        ======         =======         =======        =======

CLASSIFIED ASSETS

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its various regulators, which can order the establishment of additional general or specific loss allowances. At December 31, 2002, the Company had $193,000 in assets classified as loss, $335,000 of assets classified as doubtful, $7.5 million of assets classified as substandard, and $1.7 million in assets designated as special mention. Total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 4.5% of total assets at December 31, 2002. At that date, primarily all of the classified assets were one-to-four family residences and commercial loans in the Company's market areas.

INVESTMENT ACTIVITIES

The Company has investments in mortgage-backed securities in the portfolio which are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of December 31, 2002, ranging from 3.95% to 9.50%. At December 31, 2002, mortgage-backed securities totaled $1.9 million or 1.1% of total assets.

At December 31, 2002, the Company had 25.5% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Company holds cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks, and federal funds sold, the latter being generally sold for one day periods.

The Board of Directors sets the investment policy. This policy dictates that investments will be made based on the following criteria: regulatory liquidity requirements, return on investment, and acceptable levels of interest rate risk and credit risk. The policy authorizes investment in various types of liquid assets permissible under applicable regulations, which include United States Government obligations, securities of various federal or federally-sponsored agency obligations, certain municipal obligations, certain corporate bonds, certain certificates of deposit of Board-approved banks and savings institutions and federal funds sold. The policy is to account for the investments as held-to-maturity or available-for-sale based on intent and ability.

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Company's investment securities available-for-sale, at December 31, 2002. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.



                                                   After One                                   After
                                                   Through                                     Ten
                          One Year or Less         Five Years        After Five Through        Years                        Total
                  ------------------------------   ---------- ------------------------------   --------                     --------
                             Weighted              Weighted              Weighted              Weighted                     Weighted
                  Amortized  Average   Amortized   Average    Amortized  Average   Amortized   Average    Amortized  Fair   Average
                   Cost      Yield      Cost       Yield      Cost       Yield     Cost        Yield      Cost       Value  Yield
                  ---------  --------  ---------   --------   ---------  --------  ---------   --------   ---------  -----  --------
                                                (Dollars in thousands)

Interest bearing
  deposits          $21,739     1.16%   $     --         --%    $    --       --%    $    --        --%   $21,739  $21,739    1.16%

Federal funds           774     1.00          --         --          --       --          --        --        774      774    1.00

U.S. Government
  and agency
  securities(1)          --       --       9,588       5.06       2,245     4.24       1,823      4.99     13,656   13,862    4.91

Corporate Bonds          --       --      12,686       7.72          --       --       1,620      6.55     14,306   15,262    7.59

State, County
  and Municipal
  securities            100     5.10         325       5.61          --       --         100      5.00        525      544    5.39


(1) Includes securities held-to-maturity and available-for-sale. The securities are reflected in the above table based on their carrying value and contractual maturity. The weighted average yield does not include unrealized gains and losses on fair value of available-for-sale securities.

DEPOSITS, BORROWINGS AND OTHER SOURCES OF FUNDS

GENERAL

The Company's primary sources of funds are deposits and borrowings and principal, interest and dividend payments on loans, mortgage-backed securities and investments, as applicable.

DEPOSITS

The Company offers a variety of deposit accounts having a range of interest rates and terms. Deposits consist of savings accounts, checking accounts, money market deposits, IRA and certificate accounts. The Company currently has four ATM facilities and issues ATM/Debit cards on checking accounts. Compound interest is paid on most deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. Deposits are obtained primarily from the areas in which the branches are located. The Company also maintains collateralized deposits in excess of $100,000 held by the State of Alabama and certain other depositors. Generally, deposit rates are priced relative to existing treasury market rates. The Company relies primarily on customers as their source to attract and retain these deposits. The Company does not seek and has no brokered deposits as of December 31, 2002.

AVERAGE BALANCE AND AVERAGE RATE OF DEPOSITS

The average balance of deposits and average rates are summarized for the years ended December 31, 2002 and 2001, in the following table.


                                            Year Ended                       Year Ended
                                            December 31, 2002                December 31, 2001
                                            -----------------                -----------------
                                     Amount     Rate            Amount     Rate
                                     -------    -----           -------    -----
                                                                                (Dollars in thousands)
Transaction accounts                 $30,842   0.25%           $26,209    0.93%
Savings accounts                      23,457    0.98            23,647     2.06
Certificates                          90,795    4.09            95,003     5.53


LARGE CERTIFICATES OF DEPOSIT

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


  Maturity Period                                                          Amount
  ---------------                                                      --------------
                                                                       (In thousands)
  Three months or less                                                   $   1,504
  Over three through six months                                              1,042
  Over six through 12 months                                                 2,596
  Over 12 months                                                            10,032
                                                                          ---------

     Total                                                                $ 15,174
                                                                          ========


BORROWINGS/FHLB ADVANCES

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

At December 31, 2002, there were $17 million in FHLB advances. The advances are at a fixed rate of 5.20% and have a contractual maturity of January 12, 2011. On January 12, 2006, the FHLB has the option to convert the whole advance to a three month floating LIBOR, at which time the Company may terminate the advance.

The Company has a line of credit for $1,500,000, with an outstanding balance of $1,005,000 at December 31, 2002. The line of credit is at a variable rate based on London Interbank Offered Rate ("LIBOR") plus 2.25% and has a maturity date of May 20, 2003.

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

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

GENERAL

The Company is a bank holding company that has elected to be a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). As a financial holding company, the Company is subject to FRB regulation and supervision under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws including the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Supervision, regulation and examination by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of First Financial Bank. These regulators have adopted guidelines regarding the capital adequacy of institutions under their respective jurisdictions, which require such institutions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See Note 17 of Notes to Consolidated Financial Statements.

First Financial Bank is prohibited from paying any dividends or other capital distributions if, after the distribution, it would be undercapitalized under the applicable regulations. In addition, under Alabama Law, the approval of the Alabama Superintendent of Banks is required if the total of all the dividends declared by First Financial Bank in any calendar year exceeds net income as defined for that year combined with its retained net income for the preceding two calendar years. See Note 12 to Consolidated Financial Statements.

Recent Developments

o         Sarbanes-Oxley Act of 2002

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 into law. The Sarbanes-Oxley Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act ("Corporate Responsibility for Financial Reports")
required the SEC to adopt new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules, effective August 29, 2002, require a reporting company's chief executive and chief financial officers to certify certain financial and other information included in the company's quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company's controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. See "Certifications" for certifications by the Company's Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-KSB. See Item 14 ("Controls and Procedures") hereof for the Company's evaluation of disclosure controls and procedures. The certifications required by Section 906 of the Sarbanes-Oxley Act also accompany this Form 10-KSB.

o         USA Patriot Act

The President of the United States signed the USA Patriot Act into law on October 16, 2001. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly are contained in Title III of the Act. In general, Title III amends current law - primarily the Bank Secrecy Act - to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign "shell" banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA Patriot Act became effective at varying times and the Treasury Department and various federal banking agencies are responsible for issuing regulations to implement the new law.

o         Financial Modernization Act

On November 12, 1999, the President signed into law the GLB Act. The GLB Act significantly changed the regulatory structure and oversight of the financial services industry and expanded financial affiliation opportunities for bank holding companies. Among other changes, the GLB Act permits "financial holding companies" to engage in a range of activities that are "financial in nature" or "incidental" thereto, such as banking, insurance, securities activities, and merchant banking. To qualify to engage in expanded financial activities, a financial holding company must make certain required regulatory filings, and subsidiary depository institutions must be well-capitalized, well-managed and rated "satisfactory" or better under the Community Reinvestment Act. The Company meets these requirements and has become a financial holding company.

The GLB Act prohibits financial institutions from sharing non-public financial information on their customers to non-affiliated third parties unless the customer is provided the opportunity to opt-out or the customer consents.
However, the GLB Act allows a financial institution to disclose confidential information to non-affiliated third parties pursuant to a joint marketing agreement (after full disclosure to the customer), to perform services on behalf of the institution, to market the institution's own products, and to protect against fraud. The federal banking agencies have issued regulations implementing privacy provisions of the GLB Act.

EFFECTS OF GOVERNMENTAL POLICY

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

PERSONNEL

As of December 31, 2002, the Company had 77 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with the employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY:

First Financial Bank conducts its business through its main office located in Bessemer, Alabama, and seven branch offices located in Centreville, Hoover, Hueytown, Pelham, Vance, West Blocton and Woodstock, Alabama. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The following table sets forth information relating to each of the offices as of December 31, 2002, which totaled a net book value of $4,265,000. See also Notes 1 and 5 of the Notes to Consolidated Financial Statements.


                                            Leased
                                              Or               Date           Net Book Value at
                                            Owned             Opened          December 31, 2002
                                            ------            ------          ------------------
                                                                                (In thousands)
Main Office -
   1630 Fourth Avenue, No.                  Owned             1961               $ 869 (3)
   Bessemer, Alabama 35020

Branches -
   125 Birmingham Rd                        Owned             1979                  55 (3)
   Centreville, Alabama  35042

   1604 Montgomery Hwy.
   Hoover, Alabama 35216                    Owned             1992                 442 (3)

   1351 Hueytown Road
   Hueytown, Alabama 35023                  Owned             1966                 911 (3)

   Food World Plaza
   Pelham, Alabama 35124                    Leased (1)        1973                 N/A (2)

   18704 Highway 11, North
   Vance, Alabama 35490                     Owned             1997                 411 (3)

   Main Street                              Owned             1965                 275 (3)
   West Blocton, Alabama 35184

   Highway 5                                Owned             1985                 160 (3)
   Woodstock, Alabama 35188

Other fixed assets, net                                                         1,142
                                                                               --------

   Total                                                                     $  4,265
                                                                               ========
----------------------------
(1)  The lease expires May 31, 2004.
(2)  The lease is classified as an operating lease.
(3)  Includes land, building and improvements.

ITEM 3.  LEGAL PROCEEDINGS:

From time to time, the Company is a party to routine legal proceedings occurring in the ordinary course of business. At December 31, 2002, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see Notes to Consolidated Financial Statements in the Company's December 31, 2002 Annual Report to Stockholders (the "Annual Report").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

The information contained under the caption "Introduction" in the Annual Report is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS:

The reports of independent public accountants and consolidated financial statements contained in Exhibit 13 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

The information contained in the section captioned "Management's Discussion and Analysis - Change In Independent Public Accountants" in the Annual Report is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

The information contained under the section captioned "Proposal I--Election of Directors" in the Company's definitive proxy statement for the Company's annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. Information regarding Forms 3, 4 or 5 filers is incorporated by reference to the section in the Proxy Statements entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.  EXECUTIVE COMPENSATION:

The information  contained in the sections  captioned  "Proposal  I--Election of
Directors  --Executive   Compensation  and  Other  Benefits"  and  "--Directors'
Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

(a)  Equity Compensation Plans -

         Information required by this item is incorporated herein by reference to the section in the Proxy Statement captured "Equity Compensation Plans".

(b)  Security Ownership of Certain Beneficial Owners -

         Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management."

(c)  Security Ownership of Management -

         Information required by this item is incorporated herein by reference to the sections captioned "Proposal I--Election of Directors" and " Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

(d)  Changes in Control -

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

(a) Exhibits-The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the 0xhibit
         Index:
         3.1    Certificate of Incorporation of FirstFed Bancorp, Inc. (A)
         3.2    Bylaws of FirstFed Bancorp.Inc. (A)
         4.0    Stock Certificate of FirstFed Bancorp, Inc. (A)
         10.01 First Federal Savings Bank Outside Directors' Recognition and Retention Plan and Trust Agreement (C)
         10.02 First Federal Savings Bank Recognition and Retention Plan and Trust Agreement "B" (C)
         10.03  FirstFed Bancorp, Inc. 1991 Incentive Stock Option Plan (C)
         10.04 FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors as amended (C)
         10.05  Form of Indemnification Agreement (B)
         10.06 FirstFed Bancorp, Inc. Deferred Compensation Plan, as amended (E)
         10.07 FirstFed Bancorp, Inc. Incentive Compensation Plan, as amended (D)

         10.08 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc. and B. K. Goodwin, III, as amended
                (D)
         10.09 Employment Agreement dated January 1, 1996 by and between First Federal Savings Bank and B. K. Goodwin, III, as amended (D)
         10.10 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and
                Lynn J. Joyce, as amended (D)
         10.11 FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan, as amended (D)
         10.12  FirstFed Bancorp, Inc. 2001 Stock Incentive Plan (F)
         11.0   Statement of Computation of Earnings Per Share (G)
         13.0 December 31, 2002 Annual Report - Filed herewith only as to those portions of the Annual Report to stockholders for the year ended December 31, 2002, which are expressly incorporated herein by reference.
         21.0   Subsidiaries of the Registrant (filed herewith)
         23.0   Consent of Independent Public Accountants (filed herewith)
         A. Incorporated herein by reference into this document from the Exhibits of the Form S-1, Registration Statement, filed on July 3, 1991.
         B. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March
                31, 1993.
         C. Incorporated herein by reference into this document from the Annual Report on Form 10-K for the year ended March
                31, 1994.
         D. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for the year ended March
                31, 1998.
         E. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for nine months ended December 31, 1998.
         F. Incorporated herein by reference into this document from the Annual Report on Form 10-KSB for the year ended
                December 31, 2000.
         G. Incorporated herein by reference into this document from the December 31, 2002 Annual Report, Exhibit 13.0 hereto.

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of the report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company conducted its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls' cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, will be detected.








































                                       21
                                    SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          FIRSTFED BANCORP, INC.


Date:     March 28, 2003                                      /s/B.K.Goodwin,III
         ----------------                                     ------------------
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



/s/ B. K. Goodwin, III          Chairman of the Board, Chief Date: March 28,2003
---------------------------       Executive Officer and
B.K. Goodwin, III                 President


/s/ Lynn J. Joyce               Chief Financial Officer,     Date: March 28,2003
---------------------------       Executive Vice President,
Lynn J. Joyce                     Secretary and Treasurer

/s/ Fred T. Blair               Director                     Date: March 28,2003
---------------------------
Fred T. Blair


/s/ James B. Koikos             Director                     Date: March 28,2003
---------------------------
James B. Koikos


/s/ E. H. Moore, Jr.            Director                     Date: March 28,2003
---------------------------
E. H. Moore, Jr.


/s/ James E. Mulkin             Director                     Date: March 28,2003
---------------------------
James E. Mulkin


/s/ G. Larry Russell            Director                     Date: March 28,2003
---------------------------
G. Larry Russell

                                 CERTIFICATIONS

I, B. K. Goodwin, III, certify that:

         1. I have reviewed this annual report on Form 10-KSB of FirstFed Bancorp, Inc.

         2. Based on may knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

Date:    March 28, 2003                     By: \s\ B. K. GOODWIN, III
-----------------------                     -------------------------
                                                    B. K. Goodwin, III
                                                    Chairman of the Board,
                                                    Chief Executive President
                                                    and President

                                 CERTIFICATIONS

I, Lynn J. Joyce, certify that:

         1. I have reviewed this annual report on Form 10-KSB of FirstFed Bancorp, Inc.

         2. Based on may knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

Date:    March 28, 2003                                By: \s\ LYNN J. JOYCE
         --------------                                --------------------
                                                       Lynn J. Joyce
                                                       Chief Financial Officer,
                                                       Executive Vice President,
                                                       Secretary and Treasurer






















                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT



                                      State of                Percentage
Subsidiary                          Incorporation              Ownership
----------                          -------------             ----------

First State Corp.                   Alabama                      100%

      Subsidiary of First State
      Corp.:

       First Financial Bank         Alabama                      100%
..


                                   EXHIBIT 23







                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
FirstFed Bancorp, Inc.

We consent to the incorporation by reference in the registration statements (Nos. 333-40559 on Form S-3 and 33-51662, 33-58260, 33-81798, 333-09065,
333-61165 and 333-62018 on Form S-8) of FirstFed Bancorp, Inc. our report dated January 24, 2003 with respect to the consolidated statement of financial condition of FirstFed Bancorp, Inc. As of December 31, 2002 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended, which report appears in the December 31, 2002, annual report on Form 10-KSB of FirstFed Bancorp, Inc.

Our report refers to our audit of the adjustments that were applied to certain transitional disclosures required by Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, to revise the 2001 consolidated financial statements, as more fully described in Note 1 to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements other than with respect to such disclosures.




/s/ KPMG LLP
------------
KPMG LLP



Birmingham, Alabama
March 27, 2003