Form 10QSB
period 2003-03-31
FIRSTFED BANCORP INC
filed 2003-05-15
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number: 0-19609

                             FirstFed Bancorp, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                          63-1048648
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

     1630 Fourth Avenue North
         Bessemer, Alabama                                      35020
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

           YES |X|        NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                    Outstanding at May 9, 2003
            -----                                    --------------------------
Common Stock, $.01 par value                                2,343,187 shares

Transitional Small Business Disclosure Format
(Check one):

           YES |_|        NO |X|

                             FIRSTFED BANCORP, INC.

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2003, AND DECEMBER 31, 2002................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED MARCH 31, 2003 AND 2002.......................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
  THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 ............................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED MARCH 31, 2003 AND 2002.................................5

UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS ................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION...............................................................9

ITEM 3.  CONTROL AND PROCEDURES.............................................12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

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


                                       i.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   As of March 31, 2003 and December 31, 2002
                          (Dollar amounts in thousands)

                                                                                   March 31,    December 31,
ASSETS                                                                                2003          2002
                                                                                   ---------    ------------
Cash and Cash Equivalents:
           Cash on hand and in banks                                               $   2,589      $   2,919
           Interest-bearing deposits in other banks                                   23,189         21,739
           Federal funds sold                                                          5,691            774
                                                                                   ---------      ---------
                                                                                      31,469         25,432
Securities available-for-sale, at fair value                                          26,123         30,632
Loans held for sale                                                                    1,260          2,229
Loans receivable, net                                                                111,195        104,310
Land, buildings and equipment, net                                                     4,201          4,265
Bank owned life insurance                                                              5,733          5,641
Goodwill                                                                                 983            983
Real estate owned                                                                      1,570          1,898
Accrued interest receivable                                                            1,268          1,342
Other assets                                                                             703            838
                                                                                   ---------      ---------
                                                                                   $ 184,505      $ 177,570
                                                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
           Deposits                                                                $ 147,406      $ 139,931
           Borrowings                                                                 17,305         18,005
           Accrued interest payable                                                      225            232
           Dividends payable                                                             164            163
           Other liabilities                                                             725            431
                                                                                   ---------      ---------
                                                                                     165,825        158,762
                                                                                   ---------      ---------
Stockholders' Equity:
           Preferred stock, $.01 par value, 1,000,000 shares
                     authorized, none outstanding                                         --             --
           Common stock, $.01 par value, 10,000,000 shares
                     authorized, 3,170,029 shares issued and 2,340,081 shares
                     outstanding at March 31, 2003 and 3,159,140 shares issued
                     and 2,329,192 shares outstanding at
                     December 31, 2002                                                    32             32
           Paid-in capital                                                             8,215          8,159
           Retained earnings                                                          16,272         16,467
           Deferred compensation obligation                                            1,876          1,876
           Deferred compensation treasury stock (209,812
                     shares at March 31, 2003 and December 31, 2002)                  (1,876)        (1,876)
           Treasury stock, at cost (829,948 shares at March 31, 2003
                     and December 31, 2002)                                           (6,088)        (6,088)
           Unearned compensation                                                        (480)          (518)
           Accumulated other comprehensive income                                        729            756
                                                                                   ---------      ---------
                                                                                      18,680         18,808
                                                                                   ---------      ---------
                                                                                   $ 184,505      $ 177,570
                                                                                   =========      =========

See accompanying notes to unaudited conndensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2003 and 2002
            (Dollar amounts in thousands, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------

INTEREST INCOME:
           Interest and fees on loans                 $    1,778      $    2,249
           Interest and dividends on
             securities                                      388             500
           Other interest income                              63              80
                                                      ----------      ----------
             Total interest income                         2,229           2,829
                                                      ----------      ----------

INTEREST EXPENSE:
           Interest on deposits                              816           1,135
           Interest on FHLB advances                         218             221
                                                      ----------      ----------
              Total interest expense                       1,034           1,356
                                                      ----------      ----------

  Net interest income                                      1,195           1,473
           Provision for loan losses                         111             396
                                                      ----------      ----------
  Net interest income after
    provision for loan losses                              1,084           1,077
                                                      ----------      ----------

NONINTEREST INCOME:
           Fees and other noninterest income                 388             301
           Bank owned life insurance                          92              81
                                                      ----------      ----------
             Total noninterest income                        480             382
                                                      ----------      ----------

NONINTEREST EXPENSE:
           Salaries and employee benefits                    800             798
           Office building and equipment
             expenses                                        193             137
           Other operating expenses                          419             423
                                                      ----------      ----------
             Total noninterest expenses                    1,412           1,358
                                                      ----------      ----------
  Income before income taxes                                 152             101

           Provision for income taxes                         19               3
                                                      ----------      ----------
  NET INCOME                                          $      133      $       98
                                                      ==========      ==========

AVERAGE NUMBER OF SHARES
           OUTSTANDING - BASIC                         2,291,473       2,262,863
                                                      ==========      ==========
BASIC EARNINGS PER SHARE                              $      .06      $      .04
                                                      ==========      ==========
AVERAGE NUMBER OF SHARES
           OUTSTANDING - DILUTED                       2,312,298       2,285,781
                                                      ==========      ==========
DILUTED EARNINGS PER SHARE                            $      .06      $      .04
                                                      ==========      ==========
DIVIDENDS DECLARED PER SHARE                          $      .14      $      .14
                                                      ==========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 2003 and 2002
             (Dollar amounts in thousands, except per share amounts)

                                                                             Deferred                         Accumulated
                                                                 Deferred     Compen-                             Other     Compre-
                                                                  Compen-     sation                Unearned     Compre-    hensive
                                Common    Paid-In   Retained      sation     Treasury   Treasury     Compen-     hensive     Income
                                Stock     Capital   Earnings    Obligation    Stock       Stock      sation      Income     (Note 1)
                                -----     -------   --------    ----------   --------   --------   ---------  -----------   --------
BALANCE, December 31, 2001      $  31     $ 8,081    $ 17,079    $ 1,766     $(1,792)   $(6,088)     $(666)      $  55

  Net income                       --          --          98         --          --         --         --          --        $  98
  Change in unrealized gain
    (loss) on securities
    available for sale, net
    of tax of $22                  --          --          --         --          --         --         --         (37)         (37)
                                                                                                                              -----
  Comprehensive income             --          --          --         --          --         --         --          --        $  61
                                                                                                                              =====
  Amortization of unearned
    compensation                   --          --          --         --          --         --         35          --
  Dividends declared ($.14
    per share)                     --          --        (325)        --          --         --         --          --
  Amortization of Deferred
    Compensation                   --          --          --         17          --         --         --          --
  Distribution of Deferred
    Compensation Treasury,
    net of purchases               --          --          --        (12)         12         --         --          --
  Stock issued under Dividend
    Reinvestment Plan              --          43          --         --          --         --         --          --
  Change in stock value of
    Employee Stock
    Ownership Plan                 --          (9)         --         --          --         --         --          --
                                -----     -------    --------    -------     -------    -------      -----       -----

BALANCE, March 31, 2002         $  31     $ 8,115    $ 16,852    $ 1,771     $(1,780)   $(6,088)     $(631)      $  18
                                =====     =======    ========    =======     =======    =======      =====       =====

BALANCE, December 31, 2002      $  32     $ 8,159    $ 16,467    $ 1,876     $(1,876)   $(6,088)     $(518)      $ 756

  Net income                       --          --         133         --          --         --         --          --        $ 133
  Change in unrealized gain
    (loss) on securities
    available for sale, net
    of tax of $16                  --          --          --         --          --         --         --         (27)         (27)
                                                                                                                              -----
  Comprehensive income             --          --          --         --          --         --         --          --        $ 106
                                                                                                                              =====
  Amortization of unearned
    compensation                   --          --          --         --          --         --         38          --
  Dividends declared ($.14
    per share)                     --          --        (328)        --          --         --         --          --
  Exercise of stock options        --          25          --         --          --         --         --          --
  Stock issued under Dividend
    Reinvestment Plan              --          40          --         --          --         --         --          --
  Change in stock value of
    Employee Stock
    Ownership Plan                 --          (9)         --         --          --         --         --          --
                                -----     -------    --------    -------     -------    -------      -----       -----

BALANCE, March 31, 2003         $  32     $ 8,215    $ 16,272    $ 1,876     $(1,876)   $(6,088)     $(480)      $ 729
                                =====     =======    ========    =======     =======    =======      =====       =====

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                          (Dollar amounts in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   2003          2002
                                                                                      --------      --------
  Net income                                                                          $    133      $     98
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
        Depreciation, amortization and accretion                                           125           104
        Loan fees (cost) deferred, net                                                      64           (32)
        Provision for loan losses                                                          111           396
        Loss (gain) on sale of real estate, net                                              5             6
        Origination of loans held for sale                                              (5,535)       (3,284)
        Proceeds from loans held for sale                                                6,504         4,436
        Provision for deferred compensation                                                 --            18
        Increase in surrender value of Bank Owned Life Insurance                           (92)          (81)
  Decrease (increase) in assets:
        Accrued interest receivable                                                         74           219
        Other assets                                                                       151          (437)
  Increase (decrease) in liabilities:
        Accrued interest payable                                                            (7)          (50)
        Other liabilities                                                                  294           231
                                                                                      --------      --------
           Net cash provided by (used in) operating activities                           1,827         1,624
                                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of securities available-for-sale        4,445         1,750
  Proceeds from maturities and payments received on securities held-to-maturity             --         3,375
  Purchases of securities held-to-maturity                                                  --        (4,000)
  Proceeds from sales of real estate and repossessed assets                                752           624
  Net loan originations                                                                 (7,486)         (698)
  Capital expenditures                                                                     (14)         (556)
                                                                                      --------      --------
           Net cash provided by (used in) investing activities                          (2,303)          495
                                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                   7,475           (71)
  Proceeds from borrowings                                                                  50            --
  Repayment of borrowings                                                                 (750)           --
  Proceeds from exercise of stock options                                                   25            --
  Dividends paid                                                                          (327)         (325)
  Proceeds from dividend reinvestment                                                       40            43
  Purchase of treasury stock for Deferred Compensation Plan                                 --           (18)
                                                                                      --------      --------
           Net cash provided by (used in) financing activities                           6,513          (371)
                                                                                      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     6,037         1,748
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        25,432        22,605
                                                                                      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 31,469      $ 24,353
                                                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
        Income taxes                                                                  $     16      $     68
        Interest                                                                         1,041         1,406
  Non-cash transactions -
        Transfer of loans receivable to real estate owned                                  502         1,039
        Distribution of deferred compensation treasury stock                                --            30

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2003, and December 31, 2002, and for the three months ended March 31, 2003 and 2002, include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto incorporated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 2002, Consolidated Financial Statements.D

2. SIGNIFICANT ACCOUNTING POLICIES

Securities

The Company classifies securities as either available-for-sale or held-to-maturity based on management's intent at the time of purchase and the Company's ability to hold such securities to maturity.

Securities designated as available-for-sale are carried at fair value. The unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from earnings and is reported net of deferred taxes as a component of stockholders' equity in accumulated other comprehensive income. This caption includes securities that management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Premiums and discounts are recognized in interest income using a method that approximates the effective interest method.

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of March 31, 2003, and December 31, 2002, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

Loans Receivable

Loans receivable are stated at unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Interest is credited to income based upon the recorded investment.

The accrual of interest on loans is discontinued and an allowance established when a loan becomes 90 days past due and, in the opinion of managements, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and the ultimate collectibility of the total contractural principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels which management considers adequate to absorb losses currently in the loan portfolio at each reporting date. Management's estimation of this amount includes a review of all loans for which full collectibility is not reasonably assured and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class, the estimated value of underlying collateral, and the balance of any impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans). Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from estimations; however, the allowance is reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. Specific allowances for impaired loans are based on comparisons of the carrying values of the loans to the present value of the loans' estimated cash flows at each loan's original effective interest rate, the fair value of the collateral, or the loans' observable market prices.

3. EARNINGS AND DIVIDENDS PER SHARE:

Earnings per share ("EPS") for the three months ended March 31, 2003 and 2002, respectively, were as follows:

                                      Three Months                               Three Months
                                  Ended March 31, 2003                      Ended March 31, 2002
                           ------------------------------------     ------------------------------------
                                         Dilutive                                 Dilutive
                                        Effect of                                Effect of
                                         Options                                  Options
                             Basic       Issued        Diluted         Basic       Issued       Diluted
                           ----------   ---------    ----------     ----------     ------     ----------
Net income                 $  133,000         --     $  133,000     $   98,000         --     $   98,000

Shares available to
   common shareholders      2,291,473     20,825      2,312,298      2,262,863     22,919      2,285,782
                           ----------     ------     ----------     ----------     ------     ----------

Earnings per share         $     0.06         --     $     0.06     $     0.04         --     $     0.04
                           ==========     ======     ==========     ==========     ======     ==========

Options to purchase 65,600 and 66,574 shares of common stock at prices ranging from $7.00 to $12.50 and $7.75 to $12.50 were outstanding during the quarters ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years.

There were 43,931 and 52,717 shares of common stock held by the Employee Stock Ownership Plan and unallocated at March 31, 2003 and 2002, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended March 31, 2003, consisted of a $.07 per share special dividend and $.07 per share quarterly dividend.

4. SEGMENT DISCLOSURE:

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three months ended March 31, 2003 and 2002.

                                                                                       March 31, 2003
                                                            --------------------------------------------------------------------
                                                              Banking          Holding                                    Total
                                                            Operations         Company            Eliminations           Company
                                                            ----------         --------           ------------          --------
                                                                                    (In thousands)
Net interest income                                          $  1,188          $      7           $         --          $  1,195
Provision for loan losses                                         111                --                     --               111
Noninterest income                                                455                25                     --               480
Noninterest expense                                             1,293               119                     --             1,412
                                                             --------          --------           ------------          --------
      Income before income
           taxes                                                  239               (87)                    --               152
Income tax expense (benefit)                                       60               (41)                    --                19
                                                             --------          --------           ------------          --------
      Net income                                             $    179          $    (46)          $         --          $    133
                                                             ========          ========           ============          ========

      Total assets                                           $182,738          $ 19,468           $    (17,701)         $184,505
                                                             ========          ========           ============          ========
      Capital Expenditures                                   $     14          $     --           $         --          $     14
                                                             ========          ========           ============          ========

                                                                                       March 31, 2002
                                                            --------------------------------------------------------------------
                                                              Banking          Holding                                    Total
                                                            Operations         Company            Eliminations           Company
                                                            ----------         --------           ------------          --------
                                                                                       (In thousands)
Net interest income                                          $  1,465          $      8           $         --          $  1,473
(Credit) provision for loan losses                                396                --                     --               396
Noninterest income                                                357                25                     --               382
Noninterest expense                                             1,228               130                     --             1,358
                                                             --------          --------           ------------          --------
      Income before income
           taxes                                                  198               (97)                    --               101
Income tax expense (benefit)                                       47               (44)                    --                 3
                                                             --------          --------           ------------          --------
      Net income                                             $    151          $    (53)          $         --          $     98
                                                             ========          ========           ============          ========

      Total assets                                           $180,729          $ 18,851           $    (17,421)         $182,159
                                                             ========          ========           ============          ========
      Capital Expenditures                                   $    556          $     --           $         --          $    556
                                                             ========          ========           ============          ========

5. STOCK-BASED COMPENSATION

In accordance with provisions of Statement of Financial Accounting Standard ("SFAS") 123, the Company has elected to continue to apply, APB Opinion 25 and related Interpretations. In December 2002, SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. This Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the Company's stock option plan, all options granted are exercisable. During the quarters ended March 31, 2003 and 2002, the Company did not issue any stock options. Therefore, no pro forma disclosure is required for the quarter ended March 31, 2003, related to stock-based compensation.

6. RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS 44, Accounting for Intangible Assets of Motor Carriers, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect. This Statement also amends SFAS 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The Company adopted this Standard on January 1, 2003, and it did not have a material impact on the Condensed Consolidated Financial Statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Standard on January 1, 2003, and it did not have a material impact on the Condensed Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others: an interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34. Guarantors will have to meet new disclosure and liability-recognition requirements for guarantees of debt. The initial recognition is effective after December 31, 2002. The Company adopted this Interpretation on January 1, 2003, and it did not have a material impact on the Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, Consolidated of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. The Company adopted this Standard on January 1, 2003, and it did not have a material impact on the condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. ("SFAS No. 149") amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149 on the consolidated financial position and results of operations.

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

Comparison of Financial Condition as of March 31, 2003, and December 31, 2002

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and fed funds sold increased $6,367, or 28.3%, to $28,880 at March 31, 2003. The increase is substantially the result of additional funds from the increase in deposits and funds becoming available due to a reduction in other types of investments somewhat offset by an increase in loans during the quarter ended March 31, 2003.

Securities available-for-sale decreased $4,509, or 14.7%, to $26,123 at March 31, 2003. During the quarter ended March 31, 2003, investments totaling $4,290 were called or matured.

Loans receivable, net, at March 31, 2003, were $111,195, an increase of $6,885 or 6.6%, from $104,310 at December 31, 2002. The increase was primarily the result of increased portfolio originations in connection with a new treasury based adjustable rate commercial mortgage and 1-4 family mortgage programs.

The Company's consolidated allowance for loan losses increased to $1,068 at March 31, 2003, from $1,059 At December 31, 2002. This increase was partially due to a provision to the allowance for loan losses of $111, net of charge-offs over recoveries of $102. Nonperforming loans at March 31, 2003, increased to $1,872, or 1.7% of loans receivable, from $655, or 0.63% of loans receivable, at December 31, 2002. At March 31, 2003, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, decreased $64, or 1.5%, to $4,201 at March 31, 2003. The decrease was substantially the result of increases in accumulated depreciation.

Real estate owned was $1,570 at March 31, 2003, a decrease of $328 from December 31, 2002. The decrease is substantially the result of the disposition of seven foreclosures, net of five foreclosures, during the quarter ended March 31, 2002.

Deposits increased $7,475, or 5.3%, to $147,406 at March 31, 2003, from $139,931 at December 31, 2002. The increase was primarily the result of increases in commercial checking accounts.

Borrowings decreased by $700, or 3.9%, to $17,305 at March 31, 2003, as a result of a $750 repayment and $50 draw on a line of credit by the Company.

The Company had stockholders' equity of $18,680 as of March 31, 2003, a decrease of $128, or 0.7%, from $18,808 as of December 31, 2002. Net income for the three months ended March 31, 2003, was $133. The decrease was primarily attributable to dividends of $.14 per share. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter.

Liquidity and Capital Resources

Traditionally, the Bank's principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At March 31, 2003, the Bank had commitments to originate and fund loans of $15.2 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

First Financial is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Financial at March 31, 2003, was 18.4%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of March 31, 2003.

                                                     First Financial               The Company
                                                   -------------------         ------------------
Tier 1 Risk-Based Capital
Stockholders' Equity less goodwill                 $15,137       11.73%        $16,872      12.95%
Minimum Required                                     5,160        4.00%          5,213       4.00%
                                                   -------       -----         -------      -----
Excess                                             $ 9,977        7.73%        $11,659       8.95%
                                                   =======       =====         =======      =====

Total Risk-Based Capital
Tier 1 Capital plus allowances
  for loan losses                                  $16,205       12.56%        $17,940      13.76%
Minimum Required                                    10,319        8.00%         10,426       8.00%
                                                   -------       -----         -------      -----
Excess                                             $ 5,886        4.56%        $ 7,514       5.76%
                                                   =======       =====         =======      =====

Tier 1 Leverage                                    $15,137        8.57%        $16,872       9.17%
Minimum Leverage Requirement                         7,067        4.00%          7,362       4.00%
                                                   -------       -----         -------      -----
Excess                                             $ 8,070        4.57%        $ 9,510       5.17%
                                                   =======       =====         =======      =====

As of March 31, 2003, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended March 31, 2003 and 2002

Net income for the three months ended March 31, 2003, was $133, an increase of $35, or 35.7%, from net income of $98 for the three months ended March 31, 2002. The increase was primarily attributable to a decrease in the Bank's provision for loan losses, net of a decrease in interest rate spread.

Interest Income

Total interest income decreased $600, or 21.2%, to $2,229 for the three months ended March 31, 2003. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 5.4% for the three months ended March 31, 2003, from 6.9% for the same quarter a year ago.

Interest Expense

Interest expense for the quarter ended March 31, 2003, was $1,034, a decrease of $322, or 23.7%, from $1,356 for the quarter ended March 31, 2002. The decrease was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 2.6% for the three months ended March 31, 2003, compared to 3.3% for the corresponding quarter of the previous year.

Net Interest Income

Net interest income for the quarter ended March 31, 2003, decreased $278, or 18.9%, to $1,195 from the quarter ended March 31, 2002, level of $1,473. The decrease was primarily the result of a decrease in the average net interest spread to 2.8% for the first quarter of fiscal 2003 compared to 3.6% for the same period a year ago. The net interest margin decreased to 2.9% in the first quarter of fiscal 2003 compared to 3.7% for the same quarter a year ago.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a charge to the provision of $111 during the quarter ended March 31, 2003. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income

Noninterest income during the quarter ended March 31, 2003, increased $98, to $480, from the March 31, 2002, level of $382. The increase in noninterest income is primarily the result of increases in the cash surrender value of Bank Owned Life Insurance purchased during the second quarter of 2002 plus an increase in secondary market fees earned on loans sold and other fee income.

Noninterest Expenses

Noninterest expenses during the quarter ended March 31, 2003, increased $54, or 4.0%, to $1,412, from the March 31, 2002, quarter of $1,358. The increase was primarily attributable to increased office building and equipment expense related to the new Hueytown office opened in March 2002.

Income Taxes

The provision for income taxes increased $16, to $19 for the quarter ended March 31, 2003, as compared to the corresponding quarter in the previous year. The increased tax expense was due primarily to an increase in pretax income.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company conducted its evaluation.

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

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 2003, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Exhibit 99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002

(b)   Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FIRSTFED BANCORP, INC.


Date: May 15, 2003                              \s\ B. K. Goodwin , III
      ----------------                          --------------------------------
                                                B. K. Goodwin, III,
                                                Chairman of the Board,
                                                Chief Executive Officer,
                                                and President


Date: May 15, 2003                              \s\ Lynn J. Joyce
      ----------------                          --------------------------------
                                                Lynn J. Joyce
                                                Chief Financial Officer,
                                                Executive Vice President,
                                                Secretary and Treasurer

                                 CERTIFICATIONS

I, B. K. Goodwin, III, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of FirstFed Bancorp, Inc.

      2. Based on may knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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


Date: May 15, 2003              By: \s\ B. K. Goodwin, III
      -----------------         ------------------------------------------------
                                Chairman of the Board, Chief Executive President
                                                 and President

                                 CERTIFICATIONS

I, Lynn J. Joyce, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of FirstFed Bancorp, Inc.

      2. Based on may knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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


Date: May 15, 2003            By: \s\ Lynn  J. Joyce
      -----------------       --------------------------------------------------
                              Chief Financial Officer, Executive Vice President,
                                             Secretary and Treasurer