Form 10-Q
period 2003-06-30
FIRSTFED BANCORP INC
filed 2003-08-13
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

            Class                                 Outstanding at August 8, 2003
Common Stock, $.01 par value                              2,353,714 shares

Transitional Small Business Disclosure Format
(Check one):
         YES |_|     NO |X]

                             FIRSTFED BANCORP, INC.

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2003, AND DECEMBER 31, 2002 ................................    2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 ...............................    3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 ...........................    4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 ...................................    5

UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS ................................................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION ..............................................................   10

ITEM 3. CONTROLS AND PROCEDURES ...........................................   14

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .................................................   14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .........................   14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................   14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   15

ITEM 5. OTHER INFORMATION .................................................   15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................   15

SIGNATURES ................................................................   16


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

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    As of June 30, 2003 and December 31, 2002
                          (Dollar amounts in thousands)

                                                                                         June 30,          December 31,
ASSETS                                                                                     2003                2002
                                                                                        ---------           ---------
Cash and Cash Equivalents:
         Cash on hand and in banks                                                      $   2,967           $   2,919
         Interest-bearing deposits in other banks                                          16,320              21,739
         Federal funds sold                                                                 4,268                 774
                                                                                        ---------           ---------
                                                                                           23,555              25,432
Securities available-for-sale, at fair value                                               28,329              30,632
Loans held for sale                                                                         2,066               2,229
Loans receivable, net                                                                     120,959             104,310
Land, buildings and equipment, net                                                          4,169               4,265
Bank owned life insurance                                                                   5,826               5,641
Goodwill                                                                                      983                 983
Real estate owned                                                                           1,021               1,898
Accrued interest receivable                                                                 1,210               1,342
Other assets                                                                                1,180                 838
                                                                                        ---------           ---------
                                                                                        $ 189,298           $ 177,570
                                                                                        =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                       $ 151,455           $ 139,931
         Borrowings                                                                        17,680              18,005
         Accrued interest payable                                                             223                 232
         Dividends payable                                                                    164                 163
         Other liabilities                                                                    809                 431
                                                                                        ---------           ---------
                                                                                          170,331             158,762
                                                                                        ---------           ---------
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
                  authorized, none outstanding                                                 --                  --
         Common stock, $.01 par value, 10,000,000 shares
                  authorized, 3,180,305 shares issued and 2,350,357 shares
                  outstanding at June 30, 2003 and 3,159,140 shares issued and
                  2,329,192 shares outstanding at December 31, 2002                            32                  32
         Paid-in capital                                                                    8,269               8,159
         Retained earnings                                                                 16,337              16,467
         Deferred compensation obligation                                                   1,903               1,876
         Deferred compensation treasury stock (213,341 shares
                  at June 30, 2003 and 209,812 December 31, 2002)                          (1,903)             (1,876)
         Treasury stock, at cost (829,948 shares at June 30, 2003
                  and December 31, 2002)                                                   (6,088)             (6,088)
         Unearned compensation                                                               (441)               (518)
         Accumulated other comprehensive income, net                                          858                 756
                                                                                        ---------           ---------
                                                                                           18,967              18,808
                                                                                        ---------           ---------
                                                                                        $ 189,298           $ 177,570
                                                                                        =========           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2003 and 2002
             (Dollar amounts in thousands, except per share amounts)

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                               -------------------------    -------------------------
                                                   2003          2002           2003          2002
                                               -----------   -----------    -----------   -----------
INTEREST INCOME:
         Interest and fees on loans            $     1,896   $     2,195    $     3,674   $     4,444
         Interest and dividends on
           securities                                  353           493            741           993
         Other interest income                          48            71            111           151
                                               -----------   -----------    -----------   -----------
           Total interest income                     2,297         2,759          4,526         5,588
                                               -----------   -----------    -----------   -----------

INTEREST EXPENSE:
         Interest on deposits                          786         1,030          1,602         2,165
         Interest on other borrowings                  228           223            446           444
                                               -----------   -----------    -----------   -----------
           Total interest expense                    1,014         1,253          2,048         2,609
                                               -----------   -----------    -----------   -----------

  Net interest income                                1,283         1,506          2,478         2,979
         Provision for loan losses                     315           285            426           681
                                               -----------   -----------    -----------   -----------
  Net interest income after
    provision for loan losses                          968         1,221          2,052         2,298
                                               -----------   -----------    -----------   -----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                      395           403            783           704
         Gain on sale of investments                   299            --            299            --
         Bank owned life insurance                      94            81            186           162
                                               -----------   -----------    -----------   -----------
           Total noninterest income                    788           484          1,268           866
                                               -----------   -----------    -----------   -----------

NONINTEREST EXPENSE:
         Salaries and employee benefits                765           733          1,565         1,531
         Unusual pension expense                        --           238             --           238
         Office building and equipment
           expenses                                    208           180            401           317
         Other operating expenses                      480           540            899           963
                                               -----------   -----------    -----------   -----------
           Total noninterest expense                 1,453         1,691          2,865         3,049
                                               -----------   -----------    -----------   -----------
  Income before income taxes                           303            14            455           115
         Provision (credit) for income taxes            74           (24)            93           (21)
                                               -----------   -----------    -----------   -----------
  NET INCOME                                   $       229   $        38    $       362   $       136
                                               ===========   ===========    ===========   ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                     2,299,275     2,269,076      2,295,417     2,265,932
                                               ===========   ===========    ===========   ===========
BASIC EARNINGS PER SHARE                       $       .10   $       .02    $       .16   $       .06
                                               ===========   ===========    ===========   ===========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                   2,324,073     2,299,083      2,318,229     2,279,199
                                               ===========   ===========    ===========   ===========
DILUTED EARNINGS PER SHARE                     $       .10   $       .02    $       .16   $       .06
                                               ===========   ===========    ===========   ===========
DIVIDENDS DECLARED PER SHARE                   $       .07   $       .07    $       .21   $       .21
                                               ===========   ===========    ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2003 and 2002
             (Dollar amounts in thousands, except per share amounts)

                                                                              Deferred                         Accumulated
                                                                   Deferred    Compen-                            Other     Compre-
                                                                    Compen-    sation                Unearned    Compre-    hensive
                                   Common   Paid-In    Retained     sation    Treasury   Treasury     Compen-    hensive     Income
                                    Stock   Capital    Earnings   Obligation    Stock      Stock      sation      Income    (Note 1)
                                   ------   -------    --------    --------    -------    -------    --------    --------   --------

BALANCE, December 31, 2001         $   31   $ 8,081    $ 17,079    $  1,766    $(1,792)   $(6,088)   $   (666)   $     55

     Net income                        --        --         136          --         --         --          --          --   $   136
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $24                 --        --          --          --         --         --          --          66        66
                                                                                                                            -------
     Comprehensive income              --        --          --          --         --         --          --          --   $   202
                                                                                                                            =======
     Amortization of unearned
         compensation                  --        --          --          --         --         --          75          --
     Dividends declared ($.24
         per share)                    --        --        (488)         --         --         --          --          --
     Amortization of Deferred
         Compensation                  --        --          --          26         --         --          --          --
     Distribution of Deferred
         Compensation Treasury,
         net of purchases              --        --          --         (12)        12         --          --          --
     Stock issued under Dividend
         Reinvestment Plan             --        67          --          --         --         --          --          --
     Change in stock value of
         Employee Stock
         Ownership Plan                --       (18)         --          --         --         --          --          --
                                   ------   -------    --------    --------    --------   --------   --------    --------

BALANCE, June 30, 2002             $   31   $ 8,130    $ 16,727    $  1,780    $(1,780)   $(6,088)   $   (591)   $    121
                                   ======   =======    ========    ========    =======    =======    ========    ========


BALANCE, December 31, 2002         $   32   $ 8,159    $ 16,467    $  1,876    $(1,876)   $(6,088)   $   (518)   $    756

     Net income                        --        --         362          --         --         --          --          --   $   362
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $57                 --        --          --          --         --         --          --         102       102
                                                                                                                            -------
     Comprehensive income              --        --          --          --         --         --          --          --   $   464
                                                                                                                            =======
     Amortization of unearned
         compensation                  --        --          --          --         --         --          77          --
     Dividends declared ($.21
         per share)                    --        --        (492)         --         --         --          --          --
     Exercise of stock options         --        67          --          --         --         --          --          --
     Distribution of Deferred
         Compensation Treasury,
         net of purchases              --        --          --          27        (27)        --          --          --
     Stock issued under Dividend
         Reinvestment Plan             --        60          --          --         --         --          --          --
     Change in stock value of
         Employee Stock
         Ownership Plan                --       (17)         --          --         --         --          --          --
                                   ------   -------    --------    --------    --------   --------   --------    --------

BALANCE, June 30, 2003             $   32   $ 8,269    $ 16,337    $  1,903    $(1,903)   $(6,088)   $   (441)   $    858
                                   ======   =======    ========    ========    =======    =======    ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                          (Dollar amounts in thousands)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2003        2002
                                                                                    --------    --------
  Net income                                                                        $    362    $    136
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
     Depreciation, amortization and accretion                                            299         121
     Loan fees deferred, net                                                             176           1
     Provision for loan losses                                                           426         681
     Gain on sale of investments                                                        (299)         --
     Loss on sale of real estate, net                                                     11          15
     Origination of loans held for sale                                              (11,431)     (5,745)
     Proceeds from loans held for sale                                                11,594       7,655
     Provision for deferred compensation                                                  27          18
     Gain on sale of fixed assets                                                         --         (91)
     Increase in cash surrender value of Bank Owned Life Insurance                      (186)       (162)
     Decrease (increase) in assets:
         Accrued interest receivable                                                     132         120
         Other assets                                                                   (399)       (503)
     Increase (decrease) in liabilities:
         Accrued interest payable                                                         (9)        (47)
         Other liabilities                                                               378         326
                                                                                    --------    --------
         Net cash provided by (used in) operating activities                           1,081       2,525
                                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments on securities available-for-sale      4,770       2,250
  Proceeds from the sale of securities available-for-sale                              6,048       1,472
  Purchase of securities available-for-sale                                           (8,120)     (1,500)
  Proceeds from maturities, calls and repayments received on securities
    held-to-maturity                                                                      --       3,753
  Purchase of securities held-to-maturity                                                 --      (4,000)
  Purchase of Bank Owned Life Insurance                                                   --        (750)
  Proceeds from sale of real estate and repossessed assets                             1,256       1,448
  Net loan repayments (originations)                                                 (17,659)     (4,681)
  Proceeds from sale of fixed assets                                                      --         116
  Capital expenditures                                                                   (60)       (868)
                                                                                    --------    --------
         Net cash provided by (used in) investing activities                         (13,765)     (2,760)
                                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                11,524        (156)
  Repayment of borrowings                                                               (750)         --
  Proceeds from borrowings                                                               425         605
  Proceeds from exercise of stock options                                                 67          --
  Dividends paid                                                                        (492)       (488)
  Proceeds from dividend reinvestment                                                     60          67
  Purchase of treasury stock for Deferred Compensation Plan                              (27)        (18)
                                                                                    --------    --------
         Net cash provided by (used in) financing activities                          10,807          10
                                                                                    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,877)       (225)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      25,432      22,605
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 23,555    $ 22,380
                                                                                    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income taxes                                                                   $     88    $    122
     Interest                                                                          2,057       2,656
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                                   548
                                                                                                   1,212
     Reclass of securities from held-to-maturity to available-for-sale                    --      11,018

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2003, and December 31, 2002, and for the three and six months ended June 30, 2003 and 2002, include the accounts of the Company, FSC and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto incorporated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 2002, Consolidated Financial Statements.

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

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of June 30, 2003, and December 31, 2002, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

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

3. EARNINGS AND DIVIDENDS PER SHARE:

Earnings per share ("EPS") for the three and six months ended June 30, 2003 and 2002, respectively, were as follows:

                                       Three Months                           Three Months
                                   Ended June 30, 2003                    Ended June 30, 2002
                           ------------------------------------   ------------------------------------
                                         Dilutive                               Dilutive
                                        Effect of                              Effect of
                                         Options                                Options
                              Basic       Issued      Diluted        Basic       Issued       Diluted
                           ----------   ----------   ----------   ----------   ----------   ----------
Net income                 $  229,000           --   $  229,000   $   38,000           --   $   38,000

Shares available to
     common shareholders    2,299,275       24,798    2,324,073    2,269,076       30,007    2,299,083
                           ----------   ----------   ----------   ----------   ----------   ----------

Earnings per share         $     0.10           --   $     0.10   $     0.02           --   $     0.02
                           ==========   ==========   ==========   ==========   ==========   ==========

                                        Six Months                             Six Months
                                   Ended June 30, 2003                    Ended June 30, 2002
                           ------------------------------------   ------------------------------------
                                         Dilutive                               Dilutive
                                        Effect of                              Effect of
                                         Options                                Options
                              Basic       Issued      Diluted        Basic       Issued       Diluted
                           ----------   ----------   ----------   ----------   ----------   ----------
Net income                 $  362,000           --   $  362,000   $  136,000           --   $  136,000

Shares available to
     common shareholders    2,295,417       22,812    2,318,229    2,265,932       13,266    2,279,198
                           ----------   ----------   ----------   ----------   ----------   ----------

Earnings per share         $     0.16           --   $     0.16   $     0.06           --   $     0.06
                           ==========   ==========   ==========   ==========   ==========   ==========

Options to purchase 59,304 and 66,574 shares of common stock at prices ranging from $7.00 to $12.50 and $7.75 to $12.50 were outstanding during the quarters ended June 30, 2003 and 2002, respectively, and options to purchase 61,304 and 66,574 shares of common stock at prices ranging from $7.00 to $12.50 and $7.75 to $12.50 were outstanding during the six month ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years.

There were 43,931 and 52,717 shares of common stock held by the Employee Stock Ownership Plan and unallocated at June 30, 2003 and 2002, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended June 30, 2003, consisted of a $.07 per share quarterly dividend.

4. SEGMENT DISCLOSURE:

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three months ended June 30, 2003 and 2002.

                                         Three Months Ended June 30, 2003
                              -------------------------------------------------
                                Banking     Holding                     Total
                              Operations    Company    Eliminations    Company
                              ----------  ----------   ------------  ----------
                                              (In thousands)
Net interest income           $    1,277  $        6   $         --  $    1,283
Provision for loan losses            315          --             --         315
Noninterest income                   762          26             --         788
Noninterest expense                1,299         154             --       1,453
                              ----------  ----------   ------------  ----------
     Income before income
         taxes                       425        (122)            --         303
Income tax expense (benefit)         127         (53)            --          74
                              ----------  ----------   ------------  ----------
     Net income               $      298  $      (69)  $         --  $      229
                              ==========  ==========   ============  ==========
     Total assets             $  187,256  $   19,936   $    (17,894) $  189,298
                              ==========  ==========   ============  ==========
     Capital Expenditures     $       46  $       --   $         --  $       46
                              ==========  ==========   ============  ==========


                                        Three Months Ended June 30, 2002
                              -------------------------------------------------
                                Banking     Holding                     Total
                              Operations    Company    Eliminations    Company
                              ----------  ----------   ------------  ----------
                                              (In thousands)
Net interest income           $    1,497  $        9   $         --  $    1,506
Provision for loan losses            285          --             --         285
Noninterest income                   459          25             --         484
Noninterest expense                1,593          98             --       1,691
                              ----------  ----------   ------------  ----------
     Income before income
         taxes                        78         (64)            --          14
Income tax expense (benefit)           8         (32)            --         (24)
                              ----------  ----------   ------------  ----------
     Net income               $       70  $      (32)  $         --  $       38
                              ==========  ==========   ============  ==========
     Total assets             $  181,468  $   19,327   $    (17,976) $  182,819
                              ==========  ==========   ============  ==========
     Capital Expenditures     $      330  $       --   $         --  $      330
                              ==========  ==========   ============  ==========


                                        Six Months Ended June 30, 2003
                              -------------------------------------------------
                                Banking     Holding                     Total
                              Operations    Company    Eliminations    Company
                              ----------  ----------   ------------  ----------
                                              (In thousands)
Net interest income           $    2,465  $       13   $         --  $    2,478
Provision for loan losses            426          --             --         426
Noninterest income                 1,217          51             --       1,268
Noninterest expense                2,592         273             --       2,865
                              ----------  ----------   ------------  ----------
     Income before income
         taxes                       664        (209)            --         455
Income tax expense (benefit)         187         (94)            --          93
                              ----------  ----------   ------------  ----------
     Net income               $      477  $     (115)  $         --  $      362
                              ==========  ==========   ============  ==========
     Total assets             $  187,256  $   19,936   $    (17,894) $  189,298
                              ==========  ==========   ============  ==========
     Capital Expenditures     $       60  $       --   $         --  $       60
                              ==========  ==========   ============  ==========

                                         Six Months Ended June 30, 2002
                              -------------------------------------------------
                                Banking     Holding                     Total
                              Operations    Company    Eliminations    Company
                              ----------  ----------   ------------  ----------
                                              (In thousands)
Net interest income           $    2,962  $       17   $         --  $    2,979
Provision for loan losses            681          --             --         681
Noninterest income                   816          50             --         866
Noninterest expense                2,821         228             --       3,049
                              ----------  ----------   ------------  ----------
     Income before income
         taxes                       276        (161)            --         115
Income tax expense (benefit)          55         (76)            --         (21)
                              ----------  ----------   ------------  ----------
     Net income               $      221  $      (85)  $         --  $      136
                              ==========  ==========   ============  ==========

     Total assets             $  181,468  $   19,327   $    (17,976) $  182,819
                              ==========  ==========   ============  ==========
     Capital Expenditures     $      868  $       --   $         --  $      868
                              ==========  ==========   ============  ==========


5.   STOCK-BASED COMPENSATION

In accordance with provisions of Statement of Financial Accounting Standard ("SFAS") 123, the Company has elected to continue to apply, APB Opinion 25 and related Interpretations. In December 2002, SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. This Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the Company's stock option plan, all options granted are exercisable. During the quarter and six months ended June 30, 2002, the Company did not issue any stock options. Therefore, no pro forma disclosure is required for the quarter and six months ended June 30, 2002, related to stock-based compensation.

If the Company had elected to recognize compensation cost for options granted during the quarter and six months ended June 30, 2003, based on the fair value of the options as required by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicate below:

                                      Three Months         Six Months
                                          Ended               Ended
                                      June 30, 2003       June 30, 2003
                                      -------------       -------------
                                   (In thousands, except per share amounts)

Net income - as reported                 $   229             $   362
Stock-based compensation expense               7                   7
                                         -------             -------
Net income - proforma                        222                 355
                                         =======             =======

Earnings per share - as reported
     Basic                               $   .10             $   .16
     Diluted                             $   .10             $   .16

Earnings per share - pro forma
     Basic                               $   .10             $   .15
     Diluted                             $   .10             $   .15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

                Expected dividend yield                   5.26%
                Expected stock price volatility             38%
                Risk-free interest rate                   2.27%
                Expected life of options                 5 Years

6.   RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. ("SFAS No. 149") amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149 on the consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity, which establishes standards for classification and measurement of financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. The Company does not anticipate that the statement will have a material impact on the Condensed Consolidated Financial Statements.

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

Comparison of Financial Condition as of June 30, 2003, and December 31, 2002

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and federal funds sold decreased $1,925, or 8.5%, to $20,588 at June 30, 2003. The decrease is substantially the result of the funds being invested in new loan originations.

Securities available-for-sale decreased $2,303, or 7.5%, to $28,329 at June 30, 2003. During the six months ended June 30, 2003, investments totaling $4,770 were called or matured, $8,120 were purchased and $5,749 were sold.

Loans receivable, net, at June 30, 2003, were $120,959, an increase of $16,649 or 16.0%, from $104,310 at December 31, 2002. The increase was primarily the result of increased portfolio originations in connection with a new treasury based adjustable rate commercial mortgage program.

The Company's consolidated allowance for loan losses increased to $1,154 at June 30, 2003, from $1,059 at December 31, 2002. This increase was partially due to a provision to the allowance for loan losses of $426, net of charge-offs over recoveries of $331. Nonperforming loans at June 30, 2003, increased to $1,711, or 1.4% of loans receivable, from $655, or 0.63% of loans receivable, at December 31, 2002. Nonperforming loans included one large loan in excess of $600 which was paid off in July 2003. At June 30, 2003, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, decreased $96, or 2.3%, to $4,169 at June 30, 2003. The decrease was substantially the result of increases in accumulated depreciation.

Real estate owned was $1,021 at June 30, 2003, a decrease of $877 from December 31, 2002. The decrease is substantially the result of the disposition of fifteen properties, net of seven foreclosures, during the six months ended June 30, 2002.

Deposits increased $11,524, or 8.2%, to $151,455 at June 30, 2003, from $139,931 at December 31, 2002. The increase was primarily the result of increases in commercial checking accounts.

Borrowings decreased by $325, or 1.8%, to $17,680 at June 30, 2003, as a result of a $750 repayment net of a $425 draw on a line of credit by the Company.

The Company had stockholders' equity of $18,967 as of June 30, 2003, an increase of $159, or 0.8%, from $18,808 as of December 31, 2002. Net income for the six months ended June 30, 2003, was $362. Equity was decreased by dividends of $.21 per share. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter.

Liquidity and Capital Resources

Traditionally, the Bank's principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At June 30, 2003, the Bank had commitments to originate and fund loans of $14.1 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

First Financial is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Financial at June 30, 2003, was 15.0%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 2003.

                                        First Financial          The Company
                                       -----------------      -----------------
Tier 1 Risk-Based Capital
Stockholders' Equity less goodwill     $15,458     11.10%     $17,037     12.11%
Minimum Required                         5,566      4.00%       5,628      4.00%
                                       -------     -----      -------     -----
Excess                                 $ 9,892      7.10%     $11,409      8.11%
                                       =======     =====      =======     =====
Total Risk-Based Capital
Tier 1 Capital plus allowances
  for loan losses                      $16,612     11.93%     $18,191     12.93%
Minimum Required                        11,133      8.00%      11,256      8.00%
                                       -------     -----      -------     -----
Excess                                 $ 5,479      3.93%     $ 6,935      4.93%
                                       =======     =====      =======     =====
Tier 1 Leverage                        $15,458      8.55%     $17,037      9.31%
Minimum Leverage Requirement             7,236      4.00%       7,316      4.00%
                                       -------     -----      -------     -----
Excess                                 $ 8,222      4.55%     $ 9,721      5.31%
                                       =======     =====      =======     =====

As of June 30, 2003, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended June 30, 2003 and 2002

Net income for the three months ended June 30, 2003, was $229, an increase of $191, or 502.6%, from net income of $38 for the three months ended June 30, 2002. The increase was primarily attributable to a $299 gain recorded on the sale of investments and a decrease in noninterest expense offset by a decrease in net interest income.

Interest Income

Total interest income decreased $462, or 16.7%, to $2,297 for the six months ended June 30, 2003. This decrease was primarily due to a decrease in the average yield on interest-earning assets to 5.4% for the three months ended June 30, 2003, from 6.7% for the same quarter a year ago.

Interest Expense

Interest expense for the quarter ended June 30, 2003, was $1,014, a decrease of $239, or 19.1%, from $1,253 for the quarter ended June 30, 2002. The decrease was substantially the result of a decrease in the average rate paid on interest-bearing liabilities to 2.5% for the three months ended June 30, 2003, compared to 3.1% for the corresponding quarter of the previous year.

Net Interest Income

Net interest income for the quarter ended June 30, 2003, decreased $223, or 14.8%, to $1,283 from the quarter ended June 30, 2002, level of $1,506. The decrease was primarily the result of a decrease in the average net interest spread to 3.0% for the quarter ended June 30, 2003 compared to 3.6% for the same period a year ago. The net interest margin decreased to 3.0% in the quarter ended June 30, 2003 compared to 3.7% for the same quarter a year ago.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a charge to the provision of $315 during the quarter ended June 30, 2003. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination.

Noninterest Income

Noninterest income during the quarter ended June 30, 2003, increased $304, to $788, from the June 30, 2003, level of $484. The increase in noninterest income is primarily the result of a gain on the sale of investments totaling $299.

Noninterest Expenses

Noninterest expenses during the quarter ended June 30, 2003, decreased $238, or 14.1%, to $1,453, from the June 30, 2002, quarter of $1,691. The decrease was primarily attributable to an unusual pension expense of $238 recorded in the prior year. The decrease in other operating expense is attributable to a $30 reduction in data processing cost as a result of the merger of the subsidiary banks in March of the prior year and merger related expenses of $45 recorded in the prior year.

Income Taxes

The provision for income taxes increased $98, to $74 for the quarter ended June 30, 2003, as compared to the corresponding quarter in the previous year. The increased tax expense was due primarily to an increase in pretax income.

Results of Operations - Comparison of the Six Months Ended June 30,
2003 and 2002

Net income for the six months ended June 30, 2003, was $362, an increase of $226, or 166.2%, from net income of $136 for the six months ended June 30, 2002. The increase was the result of reduced provisions for loan losses, a $299 gain on the sale of investments and decreased noninterest expense, somewhat offset by a decline in net interest income.

Interest Income

Total interest income decreased $1,062, or 19.0%, to $4,526 for the six months ended June 30, 2003. This decrease was substantially the result of a decrease in the average yield on the interest-earning assets to 5.5% during the six months ended June 30, 2003, from 6.7% during the six months ended June 30, 2002.

Interest Expense

Interest expense for the six months ended June 30, 2003, decreased $561, or 21.5%, to $2,048, from $2,609 during the six months ended June 30, 2002. This decrease was primarily attributable to a decrease in the average rate paid on interest-bearing liabilities to 2.5% for the six month period ended June 30, 2003, compared to 3.1% for the same period a year ago.

Net Interest Income

Net interest income for the six months ended June 30, 2003, decreased $501, or 16.8%, to $2,478, from $2,979 for the six months ended June 30, 2002. This decrease was due primarily to a decrease in the average net interest spread to 3.0% for the six months ended June 30, 2003, from 3.6% for the six months ended June 30, 2002. The net interest margin decreased to 3.0% in the six months ended June 30, 2003, from 3.6% in the six months ended June 30, 2002.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a charge to the provision of $426 during the quarter ended June 30, 2003. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income

Noninterest income for the six months ended June 30, 2003, totaled $1,268 as compared to $866 for the six months ended June 30, 2002. The increase in noninterest income was substantially the result of a $299 gain on the sale of investments.

Noninterest Expenses

Noninterest expenses during the six months ended June 30, 2003, decreased $184 to $2,865 from the 2002 level of $3,049. The decrease in noninterest expense from a year ago is primarily attributable to an unusual pension expense of $238 recorded in the prior year. The decrease in other operating expense is attributable to a $30 reduction in data processing cost as a result of the merger of the subsidiary banks in the prior year and merger related expense of $45 recorded in the prior year.

Income Taxes

The provision (credit) for income taxes increased $114, to $93 for the six months ended June 30, 2003, as compared to a credit of $21 for the corresponding period of the prior year. The increased tax expense was due to the increase in pretax income and an increase in tax-exempt income when compared to the same period a year ago.

Recent Events

The Bank signed an agreement to purchase certain assets and assume the deposits of the Centreville, Alabama branch of First Federal of the South. Total deposits, which approximate $8.0 million, will be added to the Bank's current Centreville location. A deposit premium of 3% will be paid.

Proposed Tax Plan

On September 9, 2003, Alabama voters will vote on a proposed amendment to the state constitution which, if approved, is expected to increase significantly state income taxes paid by the Company and the Bank.

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

In addition, the Company reviewed its internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company conducted its evaluation.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 2003, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2003, the Company held the 2003 Annual Meeting of Stockholders. The election of Fred T. Blair and G. Larry Russell as directors, each for a three-year term, was submitted to a vote of the stockholders. The following is the result of the vote:

                                           For       Withheld
                                        ---------    --------
                   Fred T. Blair        1,969,346     12,600
                   G. Larry Russell     1,981,946         --

There were no abstentions or broker non-votes.

Also, the stockholders voted on the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2003. The following is the result of the vote.

                        For            Against         Abstain
                     ---------        ---------       ---------
                     1,979,642            --            2,304

There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K dated April 30, 2003, furnishing under Item 9 (pursuant to Item 12) announcement of the Company's results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      FIRSTFED BANCORP, INC.

Date: August 13, 2003                               \s\ B. K. Goodwin , III
      ---------------                               ---------------------------
                                                       B. K. Goodwin, III,
                                                       Chairman of the Board,
                                                       Chief Executive Officer,
                                                       and President



Date: August 13, 2003                               \s\ Lynn J. Joyce
      ---------------                               ---------------------------
                                                       Lynn J. Joyce
                                                       Chief Financial Officer,
                                                       Executive Vice President,
                                                       Secretary and Treasurer