Form 10-Q
period 2003-09-30
FIRSTFED BANCORP INC
filed 2003-11-14
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM    TO
                                           ----   ----

                         Commission File Number: 0-19609
                                                --------

                             FirstFed Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                            63-1048648
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                      35020
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

 Issuer's telephone number, including area code: (205) 428-8472
                                                  -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   [X]           NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at November 7, 2003
----------------------------------------        --------------------------------
Common Stock, $.01 par value                           2,354,808 shares

Transitional Small Business Disclosure Format
(Check one):

         YES [ ]       NO  [X]

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                           Page
PART I - FINANCIAL INFORMATION                                             ----

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 2003, AND DECEMBER 31, 2002............................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
 AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002...........................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
  THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 .........................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002..............................5

UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS ................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION..............................................................10

ITEM 3.  CONTROLS AND PROCEDURES............................................14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15

ITEM 5.  OTHER INFORMATION..................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................15

SIGNATURES..................................................................16


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

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                 As of September 30, 2003 and December 31, 2002
                          (Dollar amounts in thousands)
                                                                September 30,   December 31,
ASSETS                                                                2003            2002
Cash and Cash Equivalents:
         Cash on hand and in banks                              $     2,028     $     2,919
         Interest-bearing deposits in other banks                    12,656          21,739
         Federal funds sold                                           5,049             774
                                                                -------------   ------------
                                                                     19,733          25,432
Securities available-for-sale, at fair value                         27,687          30,632
Loans held for sale                                                   1,419           2,229
Loans receivable, net                                               129,719         104,310
Land, buildings and equipment, net                                    4,734           4,265
Bank owned life insurance                                             5,918           5,641
Goodwill and other intangibles                                        1,229             983
Real estate owned                                                       825           1,898
Accrued interest receivable                                           1,117           1,342
Other assets                                                          1,122             838
                                                                -------------   ------------
                                                                $   193,503     $   177,570
                                                                =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                     $   155,676     $   139,931
   Borrowings                                                        17,855          18,005
   Accrued interest payable                                             220             232
   Dividends payable                                                    165             163
   Other liabilities                                                    862             431
                                                                -------------   ------------
                                                                    174,778         158,762
                                                                -------------   ------------
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
            authorized, none outstanding                               -                -
   Common stock, $.01 par value, 10,000,000 shares
            authorized, 3,184,756 shares issued and 2,354,808
            shares outstanding at September 30, 2003 and
            3,159,140 shares issued and 2,329,192 shares
            outstanding at December 31, 2002                            32               32
   Paid-in capital                                                   8,296            8,159
   Retained earnings                                                16,306           16,467
   Deferred compensation obligation                                  1,903            1,876
   Deferred compensation treasury stock (213,341 shares
            at September 30, 2003 and 209,812 December 31,
            2002)                                                   (1,903)          (1,876)
   Treasury stock, at cost (829,948 shares at September 30,
            2003 and December 31, 2002)                              (6,088)         (6,088)
   Unearned compensation                                               (414)           (518)
   Accumulated other comprehensive income, net                          593             756
                                                                -------------   ------------
                                                                     18,725          18,808
                                                                -------------   ------------
                                                                $   193,503     $   177,570
                                                                =============   ============

See accompanying notes to unaudited conndensed consolidated financial statements.



                             FIRSTFED BANCORP, INC.
                             ----------------------
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
         For the Three and Nine Months Ended September 30, 2003 and 2002
             (Dollar amounts in thousands, except per share amounts)


                                                   Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                      -------------            -------------
                                                    2003         2002      2003          2002
                                                    ----         ----      ----          ----
INTEREST INCOME:
         Interest and fees on loans             $     1,868   $    2,132  $   5,542   $    6,576
         Interest and dividends on
           securities                                   316          500      1,057        1,493
         Other interest income                           31           78        142          229
                                                -----------   ----------  ---------   ----------
           Total interest income                      2,215        2,710      6,741        8,298
                                                -----------   ----------  ---------   ----------

INTEREST EXPENSE:
         Interest on deposits                           764          963      2,366        3,128
         Interest on other borrowings                   225          226        671          670
                                                -----------   ----------  ---------   ----------
           Total interest expense                       989        1,189      3,037        3,798
                                                -----------   ----------  ---------   ----------

  Net interest income                                 1,226        1,521      3,704        4,500
         Provision for loan losses                      170        1,022        596        1,703
                                                -----------   ----------  ---------   ----------
  Net interest income after
    provision for loan losses                         1,056          499      3,108        2,797
                                                -----------   ----------  ---------   ----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                       438          327      1,221        1,031
         Gain on sale of loans                           -           531         -           531
         Gain on sale of investments                     -            -         299          -
         Bank owned life insurance                       91           92       277           254
                                                -----------   ----------  ---------   ----------
           Total noninterest income                     529          950      1,797        1,816
                                                -----------   ----------  ---------   ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits                 759          743      2,324        2,274
         Unusual pension expense                         -            -         -            238
         Office building and equipment
           expenses                                     188          193        589          510
         Other operating expenses                       484          529      1,383        1,492
                                                -----------   ----------  ---------   ----------
           Total noninterest expense                  1,431        1,465      4,296        4,514
                                                -----------   ----------  ---------   ----------

  Income (loss) before income taxes                     154          (16)       609           99
         Provision (credit) for income taxes             19          (38)       112          (59)
                                                -----------   ----------  ---------   ----------
  NET INCOME                                    $       135   $       22  $     497   $      158
                                                ===========   ==========  =========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                      2,309,890    2,272,059  2,300,319    2,267,997
                                                ===========   ==========  =========   ==========
BASIC EARNINGS PER SHARE                        $       .06   $      .01  $     .21   $      .07
                                                ===========   ==========  =========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                    2,342,486    2,309,868  2,326,016    2,290,716
                                                ===========   ==========  =========   ==========
DILUTED EARNINGS PER SHARE                      $       .06   $      .01  $     .21   $      .07
                                                ===========   ==========  =========   ==========
DIVIDENDS DECLARED PER SHARE                    $       .07   $      .07  $     .28   $      .28
                                                ===========   ==========  =========   ==========



 See accompanying notes to unaudited condensed consolidated fincial statements.




                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------
              For the Nine Months Ended September 30, 2003 and 2002
             (Dollar amounts in thousands, except per share amounts)


                                                                            Deferred                      Accumulated
                                                                  Deferred   Compen-                         Other      Compre-
                                                                   Compen-   sation               Unearned  Compre-     hensive
                                     Common   Paid-In   Retained   sation   Treasury   Treasury   Compen-   hensive      Income
                                     Stock    Capital   Earnings  Obligation   Stock    Stock     sation    Income      (Note 1)

BALANCE, December 31, 2001          $  31     $  8,081  $ 17,079   $ 1,766  $(1,792)   $ (6,088)  $ (666)  $   55

     Net income                        --         --         158      --         --         --       --        --       $   158
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $309                --         --          --      --        --          --       --        737          737
                                                                                                                        --------
     Comprehensive income              --         --          --      --        --          --       --        --       $   895
                                                                                                                        ========
     Amortization of unearned
         compensation                  --         --          --      --        --          --       --        114           --
     Dividends declared ($.28
         per share)                    --         --          --      (650)     --          --       --        --            --
     Amortization of Deferred
         Compensation                  --         --          --      --        26          --       --        --            --
     Purchases of Deferred
         Compensation Treasury,
         net of distributions          --         --          --      --        33          (33)     --        --            --
     Stock issued under Dividend
         Reinvestment Plan             --         --          86      --        --          --       --        --            --
     Change in stock value of
         Employee Stock
         Ownership Plan                --         --         (26)     --        --          --       --        --            --

BALANCE, September 30, 2002         $  31     $  8,141  $ 16,587   $ 1,825  $(1,825)   $ (6,088)  $ (552)  $   792
                                    -----     --------  --------   -------  --------   ---------  -------  -------


BALANCE, December 31, 2002          $  32     $  8,159  $ 16,467   $ 1,876  $(1,876)   $ (6,088)  $ (518)  $   756
                                    ========  ========  =========  =======  =======    ========   ======   ======

     Net income                        --         --         497      --        --          --       --        --       $   497
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $141                --         --         --       --        --          --        --       (163)       (163)
                                                                                                                        --------
     Comprehensive income              --         --         --       --        --          --        --        --      $   334
                                                                                                                        ========
     Amortization of unearned
         compensation                  --         --         --       --        --          --       104        --
     Dividends declared ($.28
         per share)                    --         --        (658)     --        --          --        --        --
     Exercise of stock options         --         73         --       --        --          --        --        --
     Purchase of Deferred
         Compensation Treasury         --         --         --       27        (27)        --        --        --
     Stock issued under Dividend
         Reinvestment Plan             --         86         --       --        --          --        --        --
     Change in stock value of
         Employee Stock
         Ownership Plan                --       (22)         --       --        --          --        --        --
                                    -----     --------  --------   -------  --------   ---------  -------  -------

BALANCE, September 30, 2003         $     32  $  8,296  $  16,306  $ 1,903  $(1,903)   $ (6,088)  $ (414)  $  593
                                    ========  ========  =========  =======  =======    ========   ======   ======



See accompanying notes to unaudited condensed consolidated financial statements.


                             FIRSTFED BANCORP, INC.
                             ----------------------
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
              For the Nine Months Ended September 30, 2003 and 2002
                          (Dollar amounts in thousands)



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         2003             2002
                                                                                       -------------      ------------
  Net income                                                                              $    497         $    158
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
     Depreciation, amortization and accretion                                                  337              262
     Loan fees deferred, net                                                                   188              (34)
     Provision for loan losses                                                                 596            1,703
     Gain on sale of investments                                                              (299)             -
     Loss on sale of real estate, net                                                           70               43
     Origination of loans held for sale                                                    (17,566)          (9,732)
     Proceeds from loans held for sale                                                      18,376           20,083
     Provision for deferred compensation                                                        27               63
     Gain on sale of fixed assets                                                              -                (91)
     Gain on sale of loans                                                                     -               (531)
     Increase in cash surrender value of Bank Owned Life Insurance                            (277)            (254)
     Decrease (increase) in operating assets, net of effects of purchase of branch:
         Accrued interest receivable                                                           225              413
         Other assets                                                                         (143)            (613)
     Increase (decrease) in liabilities:
         Accrued interest payable                                                              (12)             (57)
         Other liabilities                                                                     431              330
                                                                                       -------------      ------------
           Net cash provided by (used in) operating activities                               2,450           11,743
                                                                                       -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of branch, net of cash acquired                                                  (2,709)             -
  Proceeds from maturities, calls and repayments on securities available-for-sale            7,153            6,750
  Proceeds from the sale of securities available-for-sale                                    6,048            1,472
  Purchases of securities available-for-sale                                               (10,325)          (1,500)
  Proceeds from maturities, calls and repayments received on securities
    held-to-maturity                                                                           -              3,827
  Purchases of securities held-to-maturity                                                     -             (4,000)
  Purchase of Bank Owned Life Insurance                                                        -               (750)
  Proceeds from sale of real estate and repossessed assets                                   1,478            1,908
  Net loan repayments (originations)                                                       (24,158)          (5,905)
  Proceeds from sale of fixed assets                                                           -                116
  Capital expenditures                                                                        (705)            (925)
                                                                                       -------------      ------------
         Net cash provided by (used in) investing activities                               (23,218)             993
                                                                                       -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                      15,745           (1,542)
  Repayment of borrowings                                                                     (750)             -
  Proceeds from borrowings                                                                     600              755
  Proceeds from exercise of stock options                                                       73              -
  Dividends paid                                                                              (658)            (649)
  Proceeds from dividend reinvestment                                                           86               86
  Purchase of treasury stock for Deferred Compensation Plan                                    (27)             (63)
                                                                                       -------------      ------------
         Net cash provided by (used in) financing activities                                15,069           (1,413)
                                                                                       -------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (5,699)          11,323
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            25,432           22,605
                                                                                       -------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 19,733         $ 33,928
SUPPLEMENTAL CASH FLOW INFORMATION:                                                    =============      ============
  Cash paid during the period for -
     Income taxes                                                                         $    238         $    122
     Interest                                                                                3,046            3,855
  Non-cash transactions -
     Transfer of loans receivable to real estate owned                                         700            2,092
     Reclass of securities from held-to-maturity to available-for-sale                         -             25,876

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2003, and December 31, 2002, and for the three and nine months ended September 30, 2003 and 2002, include the accounts of the Company, FSC and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2.   SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of September 30, 2003, and December 31, 2002, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

Loans Receivable

Loans receivable are stated at unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Interest is credited to income based upon the recorded investment.

The accrual of interest on loans is discontinued and an allowance established when a loan becomes 90 days past due and, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and the ultimate collectibility of the total contractural principal and interest is no longer in doubt.

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

3.   EARNINGS AND DIVIDENDS PER SHARE:
     ---------------------------------

Earnings per share ("EPS") for the three and nine months ended September 30, 2003 and 2002, respectively, were as follows:




                                       Three Months                        Three Months
                                  Ended September 30, 2003             Ended September 30, 2002
                          -------------------------------------     ----------------------------------
                                         Dilutive                                 Dilutive
                                         Effect of                                Effect of
                                         Options                                  Options
                             Basic       Issued       Diluted         Basic       Issued        Diluted
                          -----------   ----------   ----------     ----------  ------------   -----------
Net income                $  135,000        ---      $  135,000     $   22,000      ---        $   22,000

Shares available to
   common shareholders     2,309,890      32,595      2,342,486      2,272,059    37,809        2,309,868
                          -----------   ----------   ----------     ----------  ------------   -----------

Earnings per share        $     0.06        ---      $     0.06     $     0.01       ---       $     0.01
                          ===========   ==========   ==========     ==========  ============   ===========


                                       Nine Months                        Nine Months
                                  Ended September 30, 2003             Ended September 30, 2002
                          -------------------------------------     ----------------------------------
                                         Dilutive                                 Dilutive
                                         Effect of                                Effect of
                                         Options                                  Options
                             Basic       Issued       Diluted         Basic       Issued        Diluted
                          -----------   ----------   ----------     ----------  ------------   -----------


Net income                $  497,000         ---     $  497,000     $  158,000      ---        $  158,000

Shares available to
   common shareholders     2,300,319      25,697      2,326,016      2,267,997     22,719       2,290,716
                          -----------   ----------   ----------     ----------  ------------   -----------

Earnings per share        $     0.21         ---     $     0.21     $     0.07      ---        $     0.07
                          ===========   ==========   ==========     ==========  ============   ===========




Options to purchase 51,859 and 66,574 shares of common stock at prices ranging from $8.00 to $12.50 and $7.50 to $12.50 were outstanding during the quarters ended September 30, 2003 and 2002, respectively, and options to purchase 58,404 and 66,574 shares of common stock at prices ranging from $7.50 to $12.50 and $7.50 to $12.50 were outstanding during the nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options will expire at various times over the next nine years.

There were 43,931 and 52,717 shares of common stock held by the Employee Stock Ownership Plan and unallocated at September 30, 2003 and 2002, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended September 30, 2003, consisted of a $.07 per share quarterly dividend.

4.   SEGMENT DISCLOSURE:
     -------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and nine months ended September 30, 2003 and 2002.

                                    Three Months Ended September 30, 2003
                                ------------------------------------------------
                                 Banking      Holding                   Total
                                Operations    Company   Elimination    Company
                                ----------   ---------  -----------  -----------
                                                (In thousands)

Net interest income             $   1,220    $       6  $       --   $    1,226
Provision for loan losses             170           --          --          170
Noninterest income                    504           25          --          529
Noninterest expense                 1,308          123          --        1,431
                                ----------   ---------  -----------  -----------
   Income before income
       taxes                          246          (92)         --          154
Income tax expense (benefit)           62          (43)         --           19
                                ----------   ---------  -----------  -----------
   Net income (loss)            $     184    $     (49) $       --   $      135
                                ==========   =========  ===========  ===========
   Total assets                 $ 191,510    $  19,883  $   (17,890) $  193,503
                                ==========   =========  ===========  ===========
   Capital Expenditures         $     645    $     --   $       --   $      645
                                ==========   =========  ===========  ===========

                                    Three Months Ended September 30, 2002
                                ------------------------------------------------
                                 Banking      Holding                  Total
                                Operations    Company   Elimination    Company
                                ----------   ---------  -----------  -----------
                                               (In thousands)

Net interest income             $   1,513    $       8  $       --   $    1,521
Provision for loan losses           1,022          --           --        1,022
Noninterest income                    925           25          --          950
Noninterest expense                 1,382           83          --        1,465
                                ----------   ---------  -----------  -----------
   Income before income
       taxes                           34          (50)         --          (16)
Income tax expense (benefit)          (13)         (25)         --          (38)
                                ----------   ---------  -----------  -----------
   Net income (loss)            $      47    $     (25) $       --   $       22
                                ==========   =========  ===========  ===========
   Total assets                 $ 180,565    $  19,931  $   (18,337) $  182,159
                                ==========   =========  ===========  ===========
   Capital Expenditures         $      57    $     --   $       --   $       57
                                ==========   =========  ===========  ===========


                                     Nine Months Ended September 30, 2003
                                ------------------------------------------------
                                 Banking      Holding                   Total
                                Operations    Company   Elimination    Company
                                ----------   ---------  -----------  -----------
                                               (In thousands)

Net interest income             $   3,685    $     19   $       --   $    3,704
Provision for loan losses             596          --           --          596
Noninterest income                  1,721          76           --        1,797
Noninterest expense                 3,900         396           --        4,296
                                ----------   ---------  -----------  -----------
   Income before income
       taxes                          910        (301)          --          609
Income tax expense (benefit)          249        (137)          --          112
                                ----------   ---------  -----------  -----------
   Net income (loss)            $     661    $   (164)  $       --   $      497
                                ==========   =========  ===========  ===========
   Total assets                 $ 191,510    $ 19,883   $   (17,890) $  193,503
                                ==========   =========  ===========  ===========
   Capital Expenditures         $     705    $     --   $       --   $      705
                                ==========   =========  ===========  ===========

                                     Nine Months Ended September 30, 2002
                                ------------------------------------------------
                                 Banking      Holding                   Total
                                Operations    Company  Eliminations    Company
                                ----------   ---------  -----------  -----------
                                                (In thousands)

Net interest income             $  4,475     $     25   $       --   $    4,500
Provision for loan losses          1,703           --           --        1,703
Noninterest income                 1,741           75           --        1,816
Noninterest expense                4,203          311           --        4,514
                                ----------   ---------  -----------  -----------
   Income (loss) before income
   taxes                             310         (211)          --           99
Income tax expense (benefit)          42         (101)          --          (59)
                                ----------   ---------  -----------  -----------
   Net income (loss)            $    268     $   (110)  $       --   $      158
                                ==========   =========  ===========  ===========
   Total assets                 $180,565     $ 19,931   $  (18,337)  $  182,159
                                ==========   =========  ===========  ===========
   Capital Expenditures         $    925     $     --   $       --   $      925
                                ==========   =========  ===========  ===========

5.   STOCK-BASED COMPENSATION
     ------------------------

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

If the Company had elected to recognize compensation cost for options granted during the quarter and nine months ended September 30, 2003 and 2002, based on the fair value of the options as required by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicate below:

                                          Three     Nine        Three     Nine
                                          Months    Months      Months   Months
                                          Ended     Ended       Ended    Ended
                                         September 30, 2003   September 30, 2002
                                         ------------------   ------------------
                                        (In thousands, except per share amounts)

Net income - as reported                 $  135    $   497     $   22   $   158
Stock-based compensation expense, net        60         60         25        25
                                         --------  --------    -------  --------
Net income (loss) - proforma                 75        437         (3)      133
                                         ========  ========    =======  ========
Earnings per share - as reported
  Basic                                  $  .06    $   .21     $  .01   $   .07
  Diluted                                $  .06    $   .21     $  .01   $   .07

Earnings per share - pro forma
  Basic                                  $  .03    $   .19     $  .00   $   .06
  Diluted                                $  .03    $   .19     $  .00   $   .06


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:


                                           2003       2002
                                         --------  --------

       Expected dividend yield               4.40%     4.76%
       Expected stock price volatility         38%       36%
       Risk-free interest rate               2.25%     2.65%
       Expected life of options           5 Years   5 Years

6.   RECENT ACCOUNTING PRONOUNCEMENTS:
     ---------------------------------

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

7.   BRANCH PURCHASE:
     ----------------

During the quarter ended September 30, 2003, the Bank purchased a branch in Centreville, Alabama from First Federal of the South. Approximately $8.3 million in deposits were assumed at a premium of 3%, or $250,000. Total loans of approximately $5.6 were purchased and approximately $2.5 in cash was received. An additional $600,000 of loans will be purchased from First Federal of the South as a part of the transaction. This transaction enabled the Bank to further utilize the existing Centreville branch.

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

Comparison  of Financial  Condition as of September  30, 2003,  and December 31,
--------------------------------------------------------------------------------
2002
----

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

During the quarter ended September 30, 2003, the Bank purchased a branch in Centreville, Alabama previously ordered by First Federal of the South. Approximately $8.3 million in deposits were assumed at a premium of 3%, or $250. Total loans of approximately $5.6 were purchased and approximately $2.5 in cash was received. An additional $600 of loans will be purchased from First Federal of the South as a part of the transaction. This transaction enabled the Bank to further utilize the Bank's existing Centreville branch.

Interest-bearing deposits and federal funds sold decreased $4,808, or 21.4%, to $17,705 at September 30, 2003. The decrease is substantially the result of the funds being invested in new loan originations.

Securities available-for-sale decreased $2,945, or 9.6%, to $27,687 at September 30, 2003. During the nine months ended September 30, 2003, investments totaling $6,729 were called or matured, $10,325 were purchased and $6,048 were sold.

Loans receivable, net, at September 30, 2003, were $129,719, an increase of $25,409, or 24.4%, from $104,310 at December 31, 2002. The increase was primarily the result of increased portfolio originations in connection with a new treasury based adjustable rate commercial mortgage program. Also attributing to the increase was $5.6 million of loans that were acquired in connection with the Centreville branch transaction. The majority of the loans acquired were mortgages.

The Company's consolidated allowance for loan losses increased to $1,237 at September 30, 2003, from $1,059 at December 31, 2002. This increase was partially due to a provision to the allowance for loan losses of $596 for the nine months ended September 30, 2003, net of charge-offs over recoveries of $418. Nonperforming loans at September 30, 2003, increased slightly to $838, or 0.64% of loans receivable, from $655, or 0.63% of loans receivable, at December 31, 2002. At September 30, 2003, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, increased $469, or 11.0%, to $4,734 at September 30, 2003. The increase was substantially the result of the purchase of land and architectural fees associated with a new branch facility in Pelham, Alabama. The existing facility is under lease and a larger facility is needed because of growth.

Real estate owned was $825 at September 30, 2003, a decrease of $1,073 from December 31, 2002. The decrease is substantially the result of the disposition of eighteen properties, net of eleven foreclosures, during the nine months ended September 30, 2003.

Deposits increased $15,745, or 11.3%, to $155,676 at September 30, 2003, from $139,931 at December 31, 2002. The increase was substantially the result of increases in commercial checking accounts and $8.3 million of deposits assumed associated with the branch purchase.

Borrowings decreased by $150, or 0.8%, to $17,855 at September 30, 2003, as a result of a $750 repayment, net of a $600 draw, on a line of credit by the Company.

The Company had stockholders' equity of $18,725 as of September 30, 2003, a decrease of $83, or 0.4%, from $18,808 as of December 31, 2002. Net income for the nine months ended September 30, 2003, was $497. Equity was decreased by dividends of $.28 per share. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Bank's principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, and proceeds from interest on and maturities of investments. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta if the need for additional funds arises. At September 30, 2003, the Bank had commitments to originate and fund loans of $13.6 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

First Financial is required by regulation to maintain minimum levels of liquid assets. The liquidity ratio of First Financial at September 30, 2003, was 12.8%, which exceeded the applicable regulatory requirement.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of September 30, 2003.

                                     First Financial            The Company
                                    ----------------          ----------------
Tier 1 Risk-Based Capital
Stockholders' Equity less goodwill  $15,420   10.62%          $16,820   11.46%
Minimum Required                      8,710    6.00%            5,873    4.00%
                                    -------   ------          -------   ------
Excess                              $ 6,710    4.62%          $10,947    7.46%
                                    =======   ======          =======   ======
Total Risk-Based Capital
Tier 1 Capital plus allowances
  for loan losses                   $16,657   11.47%          $18,057   12.30%
Minimum Required                     14,518   10.00%           11,745    8.00%
                                    -------   ------          -------   ------
Excess                              $ 2,139    1.47%          $ 6,312    4.30%
                                    =======   ======          =======   ======
Tier 1 Leverage                     $15,420    8.36%          $16,820    8.95%
Minimum Leverage Requirement          9,228    5.00%            7,519    4.00%
                                    -------   ------          -------   ------
Excess                              $ 6,192    3.36%          $ 9,301    4.95%
                                    =======   ======          =======   ======

As of September 30, 2003, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended  September 30, 2003
------------------------------------------------------------  ------------------
and 2002
--------

Net income for the three months ended September 30, 2003, was $135, an increase of $113, or 513.6%, from net income of $22 for the three months ended September 30, 2002. The increase compared to the same quarter a year ago is primarily the result of $1.0 million provision, net of a $500 gain on sale of loans recorded during the quarter ended September 30, 2002, somewhat offset by a reduction in interest rate spread for the quarter ended September 30, 2003.

Interest Income
---------------

Total interest income decreased $495, or 18.3%, to $2,215 for the three months ended September 30, 2003. This decrease was substantially due to a decrease in the average yield on interest-earning assets to 5.2% for the three months ended September 30, 2003, from 6.7% for the same quarter a year ago.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 2003, was $989, a decrease of $200, or 16.8%, from $1,189 for the quarter ended September 30, 2002. The decrease was substantially the result of a decrease in the average rate paid on interest-bearing liabilities to 2.3% for the three months ended September 30, 2003, compared to 3.0% for the corresponding quarter of the previous year.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 2003, decreased $295, or 19.4%, to $1,226 from the quarter ended September 30, 2002, level of $1,521. The decrease was primarily the result of a decrease in the average net interest spread to 2.9% for the quarter ended September 30, 2003 compared to 3.7% for the same period a year ago. The net interest margin decreased to 2.9% in the quarter ended September 30, 2003 compared to 3.7% for the same quarter a year ago.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a charge to the provision of $170 during the quarter ended September 30, 2003, compared to $1,022 for the quarter ended September 30, 2002. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination.

Noninterest Income
------------------

Noninterest income during the quarter ended September 30, 2003, decreased $421, to $529, from the September 30, 2002, level of $950. The decrease in noninterest income during the quarter ended September 30, 2003, is primarily the result of a gain on the sale of loans totaling $531 recorded in the prior year quarter ended September 30, 2002.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended September 30, 2003, decreased $34, or 2.3%, to $1,431, from the September 30, 2002, quarter of $1,465. The decrease in other operating expense is primarily attributable to an approximate $14 reduction in data processing cost as a result of the merger of the Company's subsidiary banks in March 2002 and merger related expenses of $49 recorded in the quarter ended September 30, 2002.

Income Taxes
------------

The provision for income taxes increased $57, to $19 for the quarter ended September 30, 2003, as compared to the corresponding quarter in the previous year. The increased tax expense was due primarily to an increase in pretax income.

Results of Operations - Comparison  of the Nine Months Ended  September 30, 2003
----------------------------------  ------------------------  ------------------
and 2002
--------

Net income for the nine months ended September 30, 2003, was $497, an increase of $339, or 214.6%, from net income of $158 for the nine months ended September 30, 2002. The increase was substantially the result of reduced provisions for loan losses somewhat offset by a decline in net interest income.

Interest Income
---------------

Total interest income decreased $1,557, or 18.8%, to $6,741 for the nine months ended September 30, 2003. This decrease was substantially the result of a decrease in the average yield on the interest-earning assets to 5.4% during the nine months ended September 30, 2003, from 6.7% during the nine months ended September 30, 2002.

Interest Expense
----------------

Interest expense for the nine months ended September 30, 2003, decreased $761, or 20.0%, to $3,037, from $3,798 during the nine months ended September 30, 2002. This decrease was primarily attributable to a decrease in the average rate paid on interest-bearing liabilities to 2.5% for the nine month period ended September 30, 2003, compared to 3.1% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 2003, decreased $796, or 17.7%, to $3,704, from $4,500 for the nine months ended September 30, 2002. This decrease was due primarily to a decrease in the average net interest spread to 3.0% for the nine months ended September 30, 2003, from 3.6% for the nine months ended September 30, 2002. The net interest margin decreased to 3.0% in the nine months ended September 30, 2003, from 3.6% in the nine months ended September 30, 2002.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a charge to the provision of $596 during the nine months quarter ended September 30, 2003, compared to $1,703 for the nine months ended September 30, 2002. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral.

Noninterest Income
------------------

Noninterest income for the nine months ended September 30, 2003, totaled $1,797 as compared to $1,816 for the nine months ended September 30, 2002. The decrease in noninterest income was substantially the result of a $531 gain on sale of loans recorded in the prior year, somewhat offset by a $299 gain on the sale of investments recorded during the quarter ended June 30, 2003.

Noninterest Expenses
--------------------

Noninterest expenses during the nine months ended September 30, 2003, decreased $218 to $4,296 from the 2002 level of $4,514. The decrease in noninterest expense from a year ago is primarily attributable to an unusual pension expense of $238 recorded in the prior year. The decrease in other operating expense is attributable to a $44 reduction in data processing cost as a result of the merger of the Company's subsidiary banks in the prior year and merger related expense of $94 recorded in the prior year slightly offset by an increase of $54 in REO expense.

Income Taxes
------------

The provision for income taxes increased $171, to $112, for an effective tax rate of 35%, for the nine months ended September 30, 2003, as compared to a credit of $59, for an effective tax rate of 38%, for the corresponding period of the prior year. The increased tax expense was due to the increase in pretax taxable income when compared to the same period a year ago.

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company
(including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

In addition, the Company reviewed its internal controls. There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 2003, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     Exhibit  31.1 -  Certifications  of Chief  Executive  Officer  pursuant  to
     Section 302 of the Sarbanes- Oxley Act of 2002.
     Exhibit  31.2 -  Certifications  of Chief  Financial  Officer  pursuant  to
     Section 302 of the Sarbanes- Oxley Act of 2002.
     Exhibit 32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

     A Current Report on Form 8-K dated August 1, 2003, furnishing under Item 12 ("Results of Operations and Financial Condition") announcement of the Company's results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTFED BANCORP, INC.


Date: November 14, 2003                   \s\ B. K. Goodwin , III
      -----------------                   --------------------------------------
                                          B. K. Goodwin, III,
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          and President



Date: November 14, 2003                   \s\ Lynn J. Joyce
      -----------------                   --------------------------------------
                                          Lynn J. Joyce
                                          Chief Financial Officer,
                                          Executive Vice President,
                                          Secretary and Treasurer