Form 10KSB
period 2003-12-31
FIRSTFED BANCORP INC
filed 2004-03-30
CIK 876947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003.

                                       OR

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ____________ To ____________.

                         Commission File Number: 0-19609

                             FirstFed Bancorp, Inc.
              (Exact name of small business issuer in its charter)

                   Delaware                                       63-1048648
(State or other jurisdiction of incorporation                   (I.R.S. Employer
 or organization)                                            identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                    35020
(Address of principal executive office)                             Zip Code

Registrant's telephone number, including area code: (205) 428-8472

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| N0 |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB |X|.

State issuer's revenues for its most recent fiscal year $12,897,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market March 23, 2004, was $11,404,024.

As of March 23, 2004, there were issued and outstanding 2,383,144 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003, are incorporated by reference into Parts I and II of this Form 10-KSB.

(2) Portions of the Proxy Statement for the December 31, 2003, Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.
         ITEM I.  Description of Business .....................................................      1

         ITEM 2.  Description of Property .....................................................     18

         ITEM 3.  Legal Proceedings ...........................................................     19

         ITEM 4.  Submission of Matters to a Vote of Security Holders .........................     19

PART II.
         ITEM 5.  Market for Common Equity and Related Stockholder Matters ....................     19

         ITEM 6.  Management's Discussion and Analysis or Plan of Operation ...................     20

         ITEM 7.  Financial Statements ........................................................     20

         ITEM 8.  Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure .......................................     20

         ITEM 8A. Controls and Procedures .....................................................     20

PART III.
         ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act .........................     20

         ITEM 10. Executive Compensation ......................................................     21

         ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters .......................................................     21

         ITEM 12. Certain Relationships and Related Transactions ..............................     21

         ITEM 13. Exhibits and Reports on Form 8-K ............................................     21

         ITEM 14. Principal Accountant Fees and Services ......................................     22


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

The Company's assets consist primarily of its subsidiary investment and liquid investments. It engages in no significant independent activity. The Company had total assets of $194,211,000, total deposits of $151,109,000 and stockholders' equity of $18,552,000 at December 31, 2003.

The Company's earnings were primarily dependent upon the net interest income of First Financial, which is the difference between the income derived from interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposit accounts. Net interest income is affected by (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

The Company's executive office is located at the main office at 1630 Fourth Avenue North, Bessemer, Alabama 35020. The telephone number is (205) 428-8472.

FIRST FINANCIAL BANK

As of December 31, 2003, the Bank's principal business consisted of attracting deposits from the general public and investing those deposits in one-to-four-family residential mortgage loans, commercial mortgage loans, commercial loans and consumer loans. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts all insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowable by the FDIC. The Bank was subject to regulation, examination and supervision by the FDIC and the State Banking Department of the State of Alabama (the "Banking Department").

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

LIQUIDITY

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, liability maturities and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position, and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available- for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. The Company also has accessibility to market sources of funds such as FHLB advances, purchase of Fed Funds and correspondent bank borrowings. The

Consolidated Statements of Cash Flows, included in the Annual Report, provides an analysis of cash from operating, investing, and financing activities for each of the two years in the period ended December 31, 2003.

Sources of liquidity discussed in Notes to Consolidated Financial Statements in the Annual Report include: Note 2 - "Maturity of Securities Portfolio" and Note 8 - "Maturity Distribution of Deposits". Also, see "Loan Maturity" and "Deposits, Borrowings and Other Sources of Funds" herein for additional sources of liquidity.

No trends in the sources or uses of cash by the Company are expected to have a significant impact on the Company's liquidity position. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

KEY OPERATING DATA

The following table summarizes certain key operating ratios for the years ended December 31, 2003 and 2002.

                                                             2003          2002
                                                             ----         -----

Return on average assets                                      .21%          .11%

Return on average equity                                     2.15%         1.08%

Average equity to average assets                             9.94%        10.46%

Dividend payout ratio                                         206%          389%

AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition for the years ended December 31, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual loans. For further discussion, see "Management's Discussion and Analysis" in the Company's December 31, 2003, Annual Report to Stockholders (the "Annual Report"), Exhibit 13 hereto.

                                                          2003                      2002
                                                 ---------------------     ---------------------
                                                  Average                   Average
                                                  Balance     Interest      Balance     Interest
                                                 --------     --------     --------     --------
                                                                  (In thousands)
Interest-earning assets:
  Loans                                          $123,023     $  7,473     $106,603     $  8,429
  Securities                                       27,940        1,373       33,280        1,916
  Other interest-earning assets                    18,243          159       27,519          320
                                                 --------     --------     --------     --------

Total interest-earning assets                     169,206        9,005      167,402       10,665
                                                              --------                  --------
Non-interest-earning assets                        18,611                    14,585
                                                 --------                  --------
  Total assets                                   $187,817                  $181,987
                                                 ========                  ========

Interest-bearing liabilities:
  Deposits                                       $148,092     $  3,137     $145,094     $  4,021
  Borrowings                                       18,285          900       17,504          895
                                                 --------     --------     --------     --------

Total interest-bearing liabilities                166,377        4,037      162,598        4,916
Non-interest bearing liabilities                    2,694                       808
                                                 --------     --------     --------     --------
                                                              $  4,968                  $  5,749
                                                              ========                  ========
  Total liabilities                               169,071                   163,406
Stockholders' equity                               18,746                    18,581
                                                 --------                  --------
  Total liabilities and stockholders' equity     $187,817                  $181,987
                                                 ========                  ========

                                                                2003       2002
                                                                ----       ----

Yield on:
  Loans                                                         6.07%      7.91%
  Securities (1)                                                4.92       5.76
  Other interest-earning assets                                 0.87       1.16
     All interest-earning assets                                5.32       6.37
Rate paid on:
  Deposits                                                      2.12       2.77
  Borrowings                                                    4.92       5.11
     All interest-bearing liabilities                           2.43       3.02

Interest rate spread (2)                                        2.89%      3.35%
                                                                ====       ====

Net yield (3)                                                   2.94%      3.43%
                                                                ====       ====

(1) Yields on tax-exempt obligations have been computed on a full federal tax-exempt basis using an income tax rate of 34% for 2003 and 2002.

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

Net interest income decreased $781,000 for the year ended December 31, 2003, compared to the year ended December 31, 2002.

                                                           Year Ended                              Year Ended
                                                       December 31, 2003                       December 31, 2002
                                                             Versus                                  Versus
                                                           Year Ended                              Year Ended
                                                       December 31, 2002                       December 31, 2001
                                               ---------------------------------      ---------------------------------
                                               Volume        Rate          Net        Volume        Rate          Net
                                               -------      -------      -------      -------      -------      -------
                                                                            (In thousands)
Increase (decrease) in interest earned on:
     Loans                                     $ 1,874      $(2,830)     $  (956)     $  (906)     $(1,259)     $(2,165)
     Securities                                   (284)        (259)        (543)          56         (143)         (87)
     Other interest-earning assets                 (92)         (69)        (161)         692       (1,044)        (352)
                                               -------      -------      -------      -------      -------      -------
     Total                                       1,498       (3,158)      (1,660)        (158)      (2,446)      (2,604)
                                               -------      -------      -------      -------      -------      -------

Decrease (increase) in interest paid on:
     Deposits                                       54         (938)        (884)          10       (1,975)      (1,965)
     Other borrowings                                8           (3)           5           40          (12)          28
                                               -------      -------      -------      -------      -------      -------
     Total                                          62         (941)        (879)          50       (1,987)      (1,937)
                                               -------      -------      -------      -------      -------      -------

     Net (decrease) increase in net
       interest income                         $ 1,436      $(2,217)     $  (781)     $  (208)     $  (459)     $  (667)
                                               =======      =======      =======      =======      =======      =======

ASSET/LIABILITY MANAGEMENT

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities with short and medium term maturities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Company has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of assets and liabilities. The strategies are intended to stabilize net interest income for the long-term by protecting the interest rate spread against fluctuations in market interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage loans secured by one-to-four-family residences and commercial mortgage and, to a lesser extent, the origination of consumer and other loans with greater interest rate sensitivities than long-term fixed-rate residential mortgage loans. Other strategies include maintaining a significant portion of liquid assets, such as cash and interest-bearing deposits in other institutions, and seeking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At December 31, 2003, the cumulative one-year gap is slightly negative using the indicated assumptions. Management believes that the Company's strong capital position is sufficient to protect against the negative effects of interest rate changes on net income.

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

Historically, the Company has not experienced the level of volatility in net interest income indicated by the cumulative one-year gap ratio. The primary reason for this is that a relatively large base of deposit products do not reprice on a contractual basis. These deposit products are primarily traditional savings accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within 90 days" repricing category and comprise 30.6% of total interest-bearing liabilities. The rates paid on these accounts are typically sensitive to changes in market interest rates only under certain conditions, such as market interest rates falling to historically low levels.

Interest Rate Sensitivity Analysis

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Passbook and transaction accounts are shown as repricing within 90 days. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Bank. The Company's outside data processor is not providing the maturity and repricing of loans less than 90 days. The cost for manually determining the information exceeds the benefits received.

                                                                         At December 31, 2003
                                                 ---------------------------------------------------------------------
                                                  Within          91 To         181 Days       1 Year         3 Years
                                                  90 Days        180 Days      To 1 Year     To 3 Years     To 5 Years
                                                 ---------      ---------      ---------     ----------     ----------
                                                                        (Dollars in thousands)
Interest-earning assets:
         Loans receivable (2)                    $  30,943      $  22,259      $  40,437      $  16,011      $  10,238
         Securities (1)                                 --             --             --         19,433          6,771
         Cash investments                            4,669             --             --             --             --
                                                 ---------      ---------      ---------      ---------      ---------
Total interest-earning assets                       35,612         22,259         40,437         35,444         17,009
                                                 ---------      ---------      ---------      ---------      ---------
Interest-bearing liabilities:
         Savings accounts (3)                       25,519             --             --             --             --
         Transaction accounts (3)                   27,990             --             --             --             --
         Certificate accounts                       13,084         15,531         15,500         32,642         12,982
         Borrowings                                  5,700          1,080             --         17,000             --
                                                 ---------      ---------      ---------      ---------      ---------
Total interest-bearing liabilities                  72,293         16,611         15,500         49,642         12,982
                                                 ---------      ---------      ---------      ---------      ---------
Interest sensitivity gap per period              $ (36,681)     $   5,648      $  24,937      $ (14,198)     $   4,027
                                                 =========      =========      =========      =========      =========

Cumulative interest sensitivity gap              $ (36,681)     $ (31,033)     $  (6,096)     $ (20,294)     $ (16,267)
                                                 =========      =========      =========      =========      =========

Percentage of cumulative gap to total assets        (18.89)%       (15.98)%        (3.14)%       (10.45)%        (8.38)%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities                    49.26%         65.09%         94.16%         86.83%         90.26%

                                                                 At December 31, 2003
                                                -------------------------------------------------------
                                                  5 Years       10 Years         Over
                                                To 10 Years    To 20 Years     20 Years         Total
                                                -----------    -----------     --------       ---------
                                                                (Dollars in thousands)
Interest-earning assets:
         Loans receivable (2)                    $   9,274      $   4,965      $   3,621      $ 137,748
         Securities (1)                                 88            494          2,609         29,395
         Cash investments                               --             --             --          4,669
                                                 ---------      ---------      ---------      ---------
Total interest-earning assets                        9,362          5,459          6,230        171,812
                                                 ---------      ---------      ---------      ---------
Interest-bearing liabilities:
         Savings accounts (3)                           --             --             --         25,519
         Transaction accounts (3)                       --             --          7,854         35,844
         Certificate accounts                            7             --             --         89,746
         Borrowings                                     --             --             --         23,780
                                                 ---------      ---------      ---------      ---------
Total interest-bearing liabilities                       7             --          7,854        174,889
                                                 ---------      ---------      ---------      ---------
Interest sensitivity gap per period              $   9,355      $   5,459      $  (1,624)     $  (3,077)
                                                 =========      =========      =========      =========

Cumulative interest sensitivity gap              $  (6,912)     $  (1,453)     $  (3,077)     $  (3,077)
                                                 =========      =========      =========      =========

Percentage of cumulative gap to total assets         (3.56)%        (0.75)%        (1.58)%        (1.58)%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities                    95.86%         99.13%         98.24%         98.24%

(1) Includes $29,395 in securities available-for-sale; such securities are reflected in the above table based on their contractual maturity.

(2) Includes $1,033 in loans held for sale; such loans are reflected in the above table in the within 90 days category.

(3) Assumes that each savings and transaction account will be withdrawn in favor of an account with a more favorable interest rate within 90 days. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are not particularly sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced. The noninterest-bearing checking accounts were included in the over 20 years category.

LENDING ACTIVITIES

General

The Company's loan portfolio is comprised primarily of first mortgage loans secured by one-to-four family residences and commercial property, a majority of which are adjustable rate. The Company originates loans on real estate located in its primary lending areas in West Jefferson, Northern Shelby and Bibb Counties of Alabama, which include Bessemer, Pelham, Hueytown, Hoover, West Blocton, Centreville, and the western suburbs of Birmingham.

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

The Company generally makes one-to-four family residential mortgage loans in amounts not to exceed 80% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 80% of the appraised value is secured by private mortgage insurance, or 80% to 85% with an increased interest rate. The Company usually charges an origination fee of 1.00% on one-to-four family residential mortgage loans. The Company's loan policy requires approval by a loan committee or the Board of Directors for loans over specified amounts. The Board of Directors is furnished with an analysis of the respective monthly loan activity.

In addition to ARM lending, the Company may originate fixed rate one-to-four family residential loans. However, at this time, almost all fixed rate loans are being sold into the secondary market, servicing released. Investor relationships have been established with several banks and mortgage companies. In addition, the Company is approved by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA) to sell and service loans. These outlets allow more diversified products and enhance the management of interest rate risk. The Company applies the required underwriting procedures in making these fixed rate mortgage loans.

Commercial Real Estate Lending

Loans secured by commercial real estate totaled approximately $41.9 million, or 30.8% of the total loan portfolio, at December 31, 2003. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Company. Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2003, most are located within 100 miles of the Company's office locations and were made to local customers. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

Construction Lending

The Company has several construction loan programs. At December 31, 2003, the Company had $27.3 million in construction loans or 20.0% of the loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $14.6 million was undisbursed at December 31, 2003, and consisted primarily of loans to individuals for construction of residential properties. The Company presently charges adjustable interest rates on construction and construction- permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection.

Consumer Lending

As a community-oriented lender, the Company offers certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $7.6 million or 5.6% of the total loan portfolio at December 31, 2003. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk.

Home Equity Lending

Home equity loans may be made not to exceed 90% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At December 31, 2003, the outstanding home equity loan balance was $7.8 million.

Commercial Lending

The Company originates commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Company's market areas. Commercial loans are adjustable rate loans and are generally, secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $7.5 million or 5.5% of the total loan portfolio at December 31, 2003.

Analysis of Loan Portfolio

The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated. At December 31, 2003, the Company had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

                                                December 31,             December 31,
                                                    2003                     2002
                                            --------------------     --------------------
                                                         Percent                  Percent
                                                           of                       of
                                             Amount      Total        Amount      Total
                                            --------     -------     --------     -------
                                                        (Dollars in thousands)
Mortgage Loans:
         One-to-four family residential     $ 53,569      39.36%     $ 47,903      45.92%
         Construction                         27,277      20.04        24.542      16.70
         Commercial real estate               41,854      30.75        17,415      23.53
                                            --------     ------      --------     ------

Total mortgage loans                         122,700      90.15        89,860      86.15
                                            --------     ------      --------     ------

Consumer loans:
         Savings accounts                        220        .16           497        .47
         Other                                 7,343       5.40         7,674       7.36
                                            --------     ------      --------     ------

Total consumer loans                           7,563       5.56         8,171       7.83
                                            --------     ------      --------     ------

Commercial loans                               7,485       5.50         7,406       7.10
                                            --------     ------      --------     ------

         Total loans receivable              137,748     101.21       105,437     101.08
                                            --------     ------      --------     ------

Less:
         Allowance for loan losses             1,397       1.03         1,059       1.02
         Net deferred loan fees                  252        .18            68        .06
                                            --------     ------      --------     ------
                                               1,649       1.21         1,127       1.08
                                            --------     ------      --------     ------

              Loans receivable, net         $136,099     100.00%     $104,310     100.00%
                                            ========     ======      ========     ======

Loan Maturity

The following table shows the maturity, without regard to repricing dates, of the loan portfolio at December 31, 2003, based upon contractual maturity. See page 6, "Interest Rate Sensitivity Analysis", for an analysis of loans based on expected repricing or maturity.

                                                            December 31, 2003
                                ----------------------------------------------------------------------
                                 One-to-Four
                                   Family
                                 Residential
                                     and       Commercial
                                Construction   Real Estate      Consumer      Commercial
                                    Loans         Loans           Loans          Loans          Total
                                ------------   ----------       --------      ----------      --------
                                                             (In thousands)
Amounts Due:
  One year or less                $ 20,253       $  3,087       $    357       $  5,830       $ 29,527
  One year through 5 years          10,362          5,800          6,705          1,473         24,340
  After 5 years                     50,231         32,967            501            182         83,881
                                  --------       --------       --------       --------       --------
                                  $ 80,846       $ 41,854       $  7,563       $  7,485        137,748
                                  ========       ========       ========       ========

Less:
  Allowance for loan losses                                                                      1,397
  Net deferred loan fees                                                                           252
                                                                                              --------

Loans receivable, net                                                                         $136,099
                                                                                              ========

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

The following table sets forth at December 31, 2003, the dollar amount of loans due after December 31, 2004, based upon contractual maturity dates, and whether such loans have fixed interest rates for the life of the loan or adjustable interest rates:

                                                  Due After December 31, 2004
                                              ----------------------------------
                                               Fixed      Adjustable      Total
                                              --------    ----------    --------
                                                        (In thousands)
Mortgage Loans:
  One-to-four family & Construction           $ 19,784     $ 40,809     $ 60,593
  Commercial real estate                         5,709       33,058       38,767
                                              --------     --------     --------

       Total mortgage loans                     25,493       73,867       99,360
                                              --------     --------     --------

Consumer loans                                   7,206           --        7,206
                                              --------     --------     --------

Commercial loans                                 1,420          235        1,655
                                              --------     --------     --------

       Total loans receivable, gross          $ 34,119     $ 74,102     $108,221
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

Loan Delinquencies, Nonperforming Assets and Classified Assets

Nonperforming assets include nonaccruing loans and real estate owned. The Company's policy is to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Company obtains title of the real estate securing the loan in foreclosure proceedings. At December 31, 2003, the Company had no restructured loans within the meaning of Financial Accounting Standards Board Statement 114. The following table is an analysis of the nonperforming assets and accruing loans 90 days or more past due at December 31, 2003, and December 31, 2002.

                                                         2003       2002
                                                        ------     ------
                                                     (Dollars in thousands)

      Mortgage loans                                    $   36     $  198
      Consumer loans                                        24         41
      Commercial loans                                     229        180
                                                        ------     ------
           Total non-performing loans                      289        419

      Real estate owned                                  4,216(1)      1,898
                                                        ------     ------

           Total non-performing assets                  $4,505     $2,317

      Accruing loans 90 days or more past due              162        236
                                                        ------     ------

           Total non-performing assets and accruing
           loans 90 days or more past due               $4,667     $2,553
                                                        ======     ======

      Non-performing assets and accruing loans
      90 days or more past due to total assets            2.40%      1.44%
                                                        ======     ======

      Non-performing loans to total loans, net            0.21%      0.40%
                                                        ======     ======

(1) Subsequent to December 31, 2003, $2.5 million of the real estate owned was under lease with a purchase option.

At December 31, 2003, there were no loans included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at December 31, 2003, would have increased by approximately $15,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for the year ended December 31, 2003, was approximately $8,000. The Company had $145,000 and $27,000 of specific allowance related to the non-performing loans at December 31, 2003 and 2002.

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

The following table sets forth information regarding the allowance for loan losses for the years ended December 31, 2003 and 2002.

                                                                2003       2002
                                                               ------     ------
                                                             (Dollars in thousands)
      Balance at beginning of period                           $1,059     $  775

      Provision for loan losses                                 1,141      1,956

      Charge-offs:
        Mortgage loans                                            578        389
        Consumer loans                                            223        259
        Commercial loans                                           81      1,081
                                                               ------     ------

          Total Charge-offs                                       882      1,726
                                                               ------     ------

      Recoveries:
        Mortgage loans                                             34         15
        Consumer loans                                             44         39
        Commercial loans                                            1         --
                                                               ------     ------

          Total Recoveries                                         79         54
                                                               ------     ------

      Charge-offs, net of recoveries                              803      1,672
                                                               ------     ------

      Balance at end of period                                 $1,397     $1,059
                                                               ======     ======

      Ratio of allowance for loan losses to total loans
        receivable at the end of period                          1.03%      1.02%
                                                               ======     ======

      Ratio of allowance for loan losses to non-performing
        loans (1)                                              483.39%    252.74%
                                                               ======     ======

      Ratio of net charge-offs during the period to average
        loans outstanding during the period                      0.65%      1.58%
                                                               ======     ======

(1) Non-performing loans are comprised of nonaccrual loans. Specific reviews are performed to determine the collectibility and related allowance for loan losses on nonperforming loans.

The following table details the approximate allocation of the allowance for loan losses by category as of December 31, 2003 and 2002. See further discussion regarding the allowance for loan losses in "Management's Discussion and Analysis" in the Annual Report.

                                            2003                2002
                                      ----------------    ----------------
                                      Amount   Percent    Amount   Percent
                                      ------   -------    ------   -------
                                              (Dollars in thousands)

      Mortgage loans                  $  827     59.0%    $  212     20.0%
      Consumer loans                     320     23.0        317     30.0
      Commercial loans                   250     18.0        530     50.0
                                      ------    -----     ------    -----

               Total                  $1,397    100.0%    $1,059    100.0%
                                      ======    =====     ======    =====

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its various regulators, which can order the establishment of additional general or specific loss allowances. At December 31, 2003, the Company had no assets classified as loss, $186,000 of assets classified as doubtful, $6.7 million of assets classified as substandard, and $2.9 million in assets designated as special mention. Total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 2.9% of total assets at December 31, 2003. At that date, primarily all of the classified assets were one-to-four family residences and commercial mortgage loans in the Company's market areas.

INVESTMENT ACTIVITIES

The Company had investments in mortgage-backed securities in the portfolio which are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of December 31, 2003, ranging from 2.00% to 9.50%. At December 31, 2003, mortgage-backed securities totaled $1.3 million or 0.7% of total assets.

At December 31, 2003, the Company had 15.90% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Company holds cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks, and federal funds sold, the latter being generally sold for one day periods.

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

The table below sets forth certain information regarding the liquidity and the fair value, weighted average yields and contractual maturities of the Company's investment securities designated as available-for-sale, at December 31, 2003. Certain of the U.S. Government agency securities could be called or prepaid prior to maturity.

                                                         After One Through      After Five Through
                                  One Year or Less           Five Years              Ten Years
                                --------------------    --------------------   --------------------
                                            Weighted                Weighted               Weighted
                                Amortized    Average    Amortized    Average   Amortized    Average
                                   Cost       Yield        Cost       Yield       Cost       Yield
                                ---------   --------    ---------   --------   ---------   --------
                                                       (Dollars in thousands)
Interest bearing deposits        $ 4,440      0.86%      $    --        --%     $    --        --%

Federal funds                        229      0.78            --        --           --        --

U.S. Government and agency
  securities (1)                      --        --        12,017      3.12           84      6.00

Corporate Bonds                       --        --        13,392      7.25           --        --

State, County and Municipal
  securities                          --        --           100      6.00           --        --

                                  After Ten Years                     Total
                                --------------------   ---------------------------------
                                            Weighted                            Weighted
                                Amortized    Average   Amortized      Fair       Average
                                   Cost       Yield       Cost        Value       Yield
                                ---------   --------   ---------     -------    --------
                                                 (Dollars in thousands)
Interest bearing deposits        $    --        --%     $ 4,440      $ 4,440      0.86%

Federal funds                         --        --          229          229      0.78

U.S. Government and agency
  securities (1)                   1,219      3.82       13,320       13,379      3.20

Corporate Bonds                    1,622      6.55       15,014       15,804      7.17

State, County and Municipal
  securities                         100      5.00          200          212      5.50

(1) The securities are reflected in the above table based on their carrying value and contractual maturity. The weighted average yield does not include unrealized gains and losses on fair value of available-for-sale securities.

DEPOSITS, BORROWINGS AND OTHER SOURCES OF FUNDS

General

The Company's primary sources of funds are deposits and borrowings and principal, interest and dividend payments on loans, mortgage-backed securities and investments, as applicable.

Deposits

The Company offers a variety of deposit accounts having a range of interest rates and terms. Deposits consist of savings accounts, checking accounts, money market deposits, IRA and certificate accounts. The Company currently has four ATM facilities and issues ATM/Debit cards on checking accounts. Compound interest is paid on most deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. Deposits are obtained primarily from the areas in which the branches are located. The Company also maintains collateralized deposits in excess of $100,000 held by the State of Alabama and certain other depositors. Generally, deposit rates are priced relative to existing treasury market rates. The Company relies primarily on customers as their source to attract and retain these deposits. The Company does not seek and has no brokered deposits as of December 31, 2003.

Average Balance and Average Rate of Deposits

The average balance of deposits and average rates are summarized for the years ended December 31, 2003 and 2002, in the following table.

                                             Year Ended            Year Ended
                                         December 31, 2003     December 31, 2002
                                         -----------------     -----------------
                                          Amount     Rate       Amount     Rate
                                          ------     ----       ------     ----
                                                  (Dollars in thousands)
Transaction accounts                     $34,146     0.13%     $30,842     0.25%
Savings accounts                          25,164     0.62       23,457     0.98
Certificates                              87,727     3.35       90,795     4.09

Large Certificates of Deposit

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

Maturity Period                                                       Amount
---------------                                                      -------
                                                                  (In thousands)
Three months or less                                                 $ 2,009
Over three through six months                                          2,447
Over six through 12 months                                             3,393
Over 12 months                                                        11,862
                                                                     -------

   Total                                                             $19,711
                                                                     =======

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

At December 31, 2003, there were $17 million in FHLB advances. The advances are at a fixed rate of 5.20% and have a contractual maturity of January 12, 2011. On January 12, 2006, the FHLB has the option to convert the whole advance to a three month floating LIBOR, at which time the Company may terminate the advance.

At December 31, 2003, there were $5.7 million in FHLB overnight borrowings. The borrowings are at an adjustable rate with a rate of 1.15% at December 31, 2003.

The Company has a line of credit for $1,500,000, with an outstanding balance of $1,080,000 at December 31, 2003. The line of credit is at a variable rate based on London Interbank Offered Rate ("LIBOR") plus 2.25% and has a maturity date of May 20, 2003.

CONTRACTUAL OBLIGATIONS

The following table indicates the Company's contractual obligations as of December 31, 2003:

                                               Term
                    ------------------------------------------------------------
                                Less Than
                      Total       1 Year     1-3 Years     3-5 Years    5+ Years
                    --------    ---------    ---------     ---------    --------
                                           (In thousands)
FHLB Advances       $ 17,000     $     --     $     --     $     --     $ 17,000
Time Deposits         89,746       44,115       32,642       12,989           --
                    --------     --------     --------     --------     --------
     Total          $106,746     $ 44,115     $ 32,642     $ 12,989     $ 17,000
                    ========     ========     ========     ========     ========

The Company has no capital lease obligations and the operating lease obligations are not material.

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

Supervision, regulation and examination by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of First Financial Bank. These regulators have adopted guidelines regarding the capital adequacy of institutions under their respective jurisdictions, which require such institutions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See Note 18 of Notes to Consolidated Financial Statements.

First Financial Bank is prohibited from paying any dividends or other capital distributions if, after the distribution, it would be undercapitalized under the applicable regulations. In addition, under Alabama Law, the approval of the Alabama Superintendent of Banks is required if the total of all the dividends declared by First Financial Bank in any calendar year exceeds net income as defined for that year combined with its retained net income for the preceding two calendar years. See Note 13 to Consolidated Financial Statements.

Sarbanes-Oxley Act of 2002

The Sarbanes- Oxley Act of 2002 provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Pursuant to the Sarbanes-Oxley Act, the SEC has adopted new financial reporting requirements and rules concerning corporate governance. A reporting company's chief executive and chief financial officers are required to certify certain financial and other information included in the company's quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company's controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company's Chief Executive Officer and Chief Financial Officer of the financial statements and other information have been filed as exhibits to this Annual Report on Form 10-KSB. See Item 8A ("Controls and Procedures") hereof for the Company's evaluation of disclosure controls and procedures. The certifications required by Section 906 of the Sarbanes-Oxley Act have also been filed as exhibits to this Form 10-KSB.

USA Patriot Act

The President of the United States signed the USA Patriot Act into law in 2001. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

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

Financial Modernization Act

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

The GLB Act prohibits financial institutions from sharing non-public financial information on their customers to non- affiliated third parties unless the customer is provided the opportunity to opt-out or the customer consents. However, the GLB Act allows a financial institution to disclose confidential information to non-affiliated third parties pursuant to a joint marketing agreement (after full disclosure to the customer), to perform services on behalf of the institution, to market the institution's own products, and to protect against fraud. The federal banking agencies have issued regulations implementing privacy provisions of the GLB Act.

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

TAXATION

Federal Taxation

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For federal income tax purposes, the Company reported its income and expenses on the accrual method of accounting under SFAS No. 109, "Accounting for Income Taxes" and files its federal income tax returns on a consolidated basis. For its taxable year ended December 31, 2003, the Company was subject to a maximum federal income tax rate of 34%. The Company has not been audited by the Internal Revenue Service for any recent year subject to audit. See Notes to Consolidated Financial Statements for additional information related to income taxes.

Corporate Alternative Minimum Tax

The Company is subject to taxes based on alternative minimum taxable income ("AMTI") at a 20% tax rate. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

State and Local Taxation

The State of Alabama imposes a 6.5% excise tax on the earnings of financial institutions such as First Financial Bank. The 6.5% excise tax also applies to the Company. In addition to the excise taxes, the State of Alabama imposes an annual state privilege tax for domestic and foreign corporations. The privilege tax is assessed on corporations doing business in the State of Alabama and is applied to each taxpayer's capital employed in the State of Alabama. Each corporation's investment in the capital of a taxpayer doing business in Alabama is excluded from the taxable base. The Company is subject to the Delaware franchise tax.

PERSONNEL

As of December 31, 2003, the Company had 80 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with the employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY:

First Financial Bank conducts its business through its main office located in Bessemer, Alabama, and seven branch offices located in Centreville, Hoover, Hueytown, Pelham, Vance, West Blocton and Woodstock, Alabama. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The following table sets forth information relating to each of the offices as of December 31, 2003, which totaled a net book value of $4,908,000. See also Notes 1 and 5 of Notes to Consolidated Financial Statements.

                                  Leased
                                    Or           Date          Net Book Value at
                                   Owned         Opened        December 31, 2003
                                   -----         ------        -----------------
                                                                 (In thousands)
Main Office -
   1630 Fourth Avenue, No          Owned          1961             $  859(3)
   Bessemer, Alabama 35020

Branches -
   125 Birmingham Rd               Owned          1979                 47(3)
   Centreville, Alabama 35042

   1604 Montgomery Hwy
   Hoover, Alabama 35216           Owned          1992                440(3)

   1351 Hueytown Road
   Hueytown, Alabama 35023         Owned          1966                889(3)

   Food World Plaza
   Pelham, Alabama 35124          Leased(1)       1973                N/A(2)

   3304 Pelham Parkway
   Pelham, Alabama 35124           Owned        5/2004                632(4)

   18704 Highway 11, North
   Vance, Alabama 35490            Owned          1997                401(3)

   Main Street                     Owned          1965                262(3)
   West Blocton, Alabama 35184

   Highway 5                       Owned          1985                154(3)
   Woodstock, Alabama 35188

Other fixed assets, net                                             1,224
                                                                   ------

   Total                                                           $4,908
                                                                   ======

----------
(1)   The lease expires May 31, 2004. See (4) below.

(2)   The lease is classified as an operating lease.

(3)   Includes land, building and improvements.

(4) This represents a new Pelham office under construction which will be opened in May 2004.

ITEM 3. LEGAL PROCEEDINGS:

From time to time, the Company is a party to routine legal proceedings occurring in the ordinary course of business. At December 31, 2003, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see Notes to Consolidated Financial Statements in the Company's December 31, 2003 Annual Report to Stockholders (the "Annual Report").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

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

ITEM 8A. CONTROLS AND PROCEDURES:

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

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

The Company has adopted a Code of Ethics that applies to all employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. The Code of Ethics is attached as Exhibit 14 to this Form 10-KSB.

The Company has adopted an Audit Committee Charter and a Nominating and Corporate Governance Committee Charter, both of which are attached as appendices to the Company's definitive proxy statement dated March 22, 2004.

The Code of Ethics, Audit Committee Charter and Nominating and Corporate Governance Committee Charter are not currently available on the Company's website.

ITEM 10. EXECUTIVE COMPENSATION:

The information contained in the sections captioned "Proposal I--Election of Directors --Executive Compensation and Other Benefits" and "--Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

(a) Equity Compensation Plans -

      Information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Equity Compensation Plans".

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

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

      10.10 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Federal Savings Bank and Lynn J. Joyce, as amended (D)

      10.11 FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan, as amended (D)

      10.12 FirstFed Bancorp, Inc. 2001 Stock Incentive Plan (F)

      11.0  Statement of Computation of Earnings Per Share (G)

      13.0 December 31, 2003 Annual Report - Filed herewith only as to those portions of the Annual Report to stockholders for the year ended December 31, 2003, which are expressly incorporated herein by reference.

      14.0  FirstFed Bancorp, Inc. Code of Ethics

      21.0  Subsidiaries of the Registrant (filed herewith)

      23.0  Consent of Independent Public Accountants (filed herewith)

      31.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted to
            Section 906 of the Sarbanes-Oxley Act of 2002

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

      G. Incorporated herein by reference into this document from the December 31, 2003 Annual Report, Exhibit 13.0 hereto.

(b)   Reports on Form 8-K:

      Current Report on Form 8-K dated October 27, 2003, reporting under Item 12 ("Results of Operations and Financial Conditions") the Company's results of operations for the quarter ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The information required by this item is incorporated herein by reference to the sections captured "Proposal II - Ratification of Appointment of Independent Auditors - Audit Fees and Other Matters" and "- - Pre-approval Policy" in the Proxy Statement.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRSTFED BANCORP, INC.


Date: March 26, 2004                    /s/ B. K. Goodwin, III
                                        ----------------------------------------
                                        B. K. Goodwin, III
                                        Chairman of the Board, Chief Executive
                                        Officer and President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ B. K. Goodwin, III      Chairman of the Board, Chief    Date: March 26, 2004
-------------------------     Executive Officer and
B. K. Goodwin, III            President


/s/ Lynn J. Joyce           Chief Financial Officer,        Date: March 26, 2004
-------------------------     Executive Vice President,
Lynn J. Joyce                 Secretary and Treasurer


/s/ Fred T. Blair           Director                        Date: March 26, 2004
-------------------------
Fred T. Blair


/s/ James B. Koikos         Director                        Date: March 26, 2004
-------------------------
James B. Koikos


/s/ E. H. Moore, Jr.        Director                        Date: March 26, 2004
-------------------------
E. H. Moore, Jr.


/s/ James E. Mulkin         Director                        Date: March 26, 2004
-------------------------
James E. Mulkin


/s/ G. Larry Russell        Director                        Date: March 26, 2004
-------------------------
G. Larry Russell