Form 10QSB
period 2004-03-31
FIRSTFED BANCORP INC
filed 2004-05-14
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at May 11, 2004
      -----------------                         ---------------------------
Common Stock, $.01 par value                        2,386,279 shares

Transitional Small Business Disclosure Format
(Check one):

      YES |_| NO |X|

                             FIRSTFED BANCORP, INC.

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2004 AND DECEMBER 31, 2003........................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
 MONTHS ENDED MARCH 31, 2004 AND 2003...............................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
  THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 ...................................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED MARCH 31, 2004 AND 2003........................................5

UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS .......................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION..................................................................... 9

ITEM 3.  CONTROLS AND PROCEDURES...................................................12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................................13

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
  SECURITIES.......................................................................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................13

ITEM 5.  OTHER INFORMATION.........................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................13

SIGNATURES.........................................................................14

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED
      BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.


                                       i.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                               FINANCIAL CONDITION
                   As of March 31, 2004 and December 31, 2003
                          (Dollar amounts in thousands)

                                                                                     March 31,      December 31,
ASSETS                                                                                  2004            2003
                                                                                     ---------       ---------
Cash and Cash Equivalents:
         Cash on hand and in banks                                                   $   2,804       $   2,952
         Interest-bearing deposits in other banks                                        5,557           4,440
         Federal funds sold                                                                267             229
                                                                                     ---------       ---------
                                                                                         8,628           7,621
Securities available-for-sale, at fair value                                            26,453          30,740
Loans held for sale                                                                      1,037           1,033
Loans receivable, net                                                                  145,466         136,099
Land, buildings and equipment, net                                                       5,380           4,908
Bank owned life insurance                                                                6,100           6,009
Real estate owned                                                                        1,463           4,216
Accrued interest receivable                                                              1,144           1,095
Goodwill and other intangibles                                                           1,204           1,216
Other assets                                                                             4,311           1,274
                                                                                     ---------       ---------
                                                                                     $ 201,186       $ 194,211
                                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                    $ 154,693       $ 151,109
         Borrowings                                                                     27,125          23,780
         Accrued interest payable                                                          221             217
         Dividends payable                                                                 167             166
         Other liabilities                                                                 455             387
                                                                                     ---------       ---------
                                                                                       182,661         175,659
                                                                                     ---------       ---------
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
                  authorized, none outstanding                                              --              --
         Common stock, $.01 par value, 10,000,000 shares
                  authorized, 3,213,092 shares issued and 2,383,144
                  shares outstanding at March 31, 2004 and 3,205,485
                  shares issued and 2,329,192 shares outstanding at
                  December 31, 2003                                                         32              32
         Paid-in capital                                                                 8,482           8,426
         Retained earnings                                                              15,826          16,047
         Deferred compensation obligation                                                1,976           1,969
         Deferred compensation treasury stock (222,042
                  shares at March 31, 2004 and 221,283 shares
                  at December 31, 2003)                                                 (1,976)         (1,969)
         Treasury stock, at cost (829,948 shares at March 31, 2004
                  and December 31, 2003)                                                (6,088)         (6,088)
         Unearned compensation                                                            (387)           (416)
         Accumulated other comprehensive income                                            660             551
                                                                                     ---------       ---------
                                                                                        18,525          18,552
                                                                                     ---------       ---------
                                                                                     $ 201,186       $ 194,211
                                                                                     =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2004 and 2003
            (Dollar amounts in thousands, except per share amounts)

                                                    Three Months Ended
                                                        March 31,
                                                --------------------------
                                                   2004            2003
                                                ----------      ----------

INTEREST INCOME:
         Interest and fees on loans             $    2,025      $    1,778
         Interest and dividends on
           securities                                  306             388
         Other interest income                           3              63
                                                ----------      ----------
           Total interest income                     2,334           2,229
                                                ----------      ----------

INTEREST EXPENSE:
         Interest on deposits                          720             816
         Interest on borrowings                        258             218
                                                ----------      ----------
            Total interest expense                     978           1,034
                                                ----------      ----------

  Net interest income                                1,356           1,195
         Provision for loan losses                     220             111
                                                ----------      ----------
  Net interest income after
    provision for loan losses                        1,136           1,084
                                                ----------      ----------

NONINTEREST INCOME:
         Fees and other noninterest income             580             388
         Gain on sale of investments                     7              --
         Bank owned life insurance                      91              92
                                                ----------      ----------
           Total noninterest income                    678             480
                                                ----------      ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits                783             800
         Office building and equipment
           expenses                                    239             193
         Other operating expenses                      667             419
                                                ----------      ----------
           Total noninterest expenses                1,689           1,412
                                                ----------      ----------
  Income before income taxes                           125             152

         Provision for income taxes                     13              19
                                                ----------      ----------
  NET INCOME                                    $      112      $      133
                                                ==========      ==========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                     2,344,794       2,291,473
                                                ==========      ==========
BASIC EARNINGS PER SHARE                        $      .05      $      .06
                                                ==========      ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                   2,403,367       2,312,298
                                                ==========      ==========
DILUTED EARNINGS PER SHARE                      $      .05      $      .06
                                                ==========      ==========
DIVIDENDS DECLARED PER SHARE                    $      .14      $      .14
                                                ==========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
               For the Three Months Ended March 31, 2003 and 2004
            (Dollar amounts in thousands, except per share amounts)

                                                                                Deferred                        Accumulated
                                                                    Deferred     Compen-                           Other     Compre-
                                                                     Compen-     sation               Unearned    Compre-    hensive
                                   Common    Paid-In    Retained     sation     Treasury   Treasury    Compen-    hensive    Income
                                   Stock     Capital    Earnings   Obligation     Stock      Stock     sation     Income    (Note 1)
                                   -----     -------    --------   ----------     -----      -----     ------     ------    --------
BALANCE, December 31, 2002           $32     $ 8,159    $ 16,467      $1,876     $(1,876)   $(6,088)    $(518)     $ 756

     Net income                       --          --         133          --          --         --        --         --     $  133
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $16                --          --          --          --          --         --        --        (27)       (27)
                                                                                                                             ------
     Comprehensive income             --          --          --          --          --         --        --         --     $  106
                                                                                                                             ======
     Amortization of unearned
         compensation                 --          --          --          --          --         --        38         --
     Dividends declared ($.14
         per share)                   --          --        (328)         --          --         --        --         --
     Exercise of stock options        --          25          --          --          --         --        --         --
     Stock issued under Dividend
         Reinvestment Plan            --          40          --          --          --         --        --         --
     Change in stock value of
         Employee Stock
         Ownership Plan               --          (9)         --          --          --         --        --         --
                                     ---     -------    --------      ------     -------    -------     -----      -----

BALANCE, March 31, 2003              $32     $ 8,215    $ 16,272      $1,876     $(1,876)   $(6,088)    $(480)     $ 729
                                     ===     =======    ========      ======     =======    =======     =====      =====

BALANCE, December 31, 2003           $32     $ 8,426    $ 16,047      $1,969     $(1,969)   $(6,088)    $(416)     $ 551

     Net income                       --          --         112          --          --         --        --         --     $  112
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $63                --          --          --          --          --         --        --        109        109
                                                                                                                             ------
     Comprehensive income             --          --          --          --          --         --        --         --     $  221
                                                                                                                             ======
     Amortization of unearned
         compensation                 --          --          --          --          --         --        29         --
     Dividends declared ($.14
         per share)                   --          --        (333)         --          --         --        --         --
     Exercise of stock options        --          10          --          --          --         --        --         --
     Stock issued under Dividend
         Reinvestment Plan            --          50          --          --          --         --        --         --
     Purchase of deferred comp
         treasury shares              --          --          --           7          (7)        --        --         --
     Change in stock value of
         Employee Stock
         Ownership Plan               --          (4)         --          --          --         --        --         --
                                     ---     -------    --------      ------     -------    -------     -----      -----

BALANCE, March 31, 2004              $32     $ 8,482    $ 15,826      $1,976     $(1,976)   $(6,088)    $(387)     $ 660
                                     ===     =======    ========      ======     =======    =======     =====      =====

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                          (Dollar amounts in thousands)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    2004           2003
                                                                                       --------       --------
  Net income                                                                           $    112       $    133
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation, amortization and accretion                                             130            125
       Loan fees (cost) deferred, net                                                        76             64
       Provision for loan losses                                                            220            111
       Gain on sale of investments                                                           (7)            --
       Gain on sale of fixed assets                                                          (9)            --
       Loss (gain) on sale of real estate, net                                               99              5
       Origination of loans held for sale                                                (3,018)        (5,535)
       Proceeds from loans held for sale                                                  3,015          6,504
       Provision for deferred compensation                                                    7             --
       Increase in surrender value of Bank Owned Life Insurance                             (91)           (92)
  Decrease (increase) in assets:
       Accrued interest receivable                                                          (49)            74
       Other assets                                                                         272            151
  Increase (decrease) in liabilities:
         Accrued interest payable                                                             4             (7)
       Other liabilities                                                                     68            294
                                                                                       --------       --------
         Net cash provided by (used in) operating activities                                829          1,827
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of securities available-for-sale         6,097          4,445
  Proceeds from sale of securities available-for-sale                                     3,000             --
  Purchase of securities available-for-sale                                              (4,788)            --
  Proceeds from sales of real estate and repossessed assets                                 315            752
  Net loan originations                                                                  (9,806)        (7,486)
  Capital expenditures                                                                   (1,289)           (14)
                                                                                       --------       --------
         Net cash provided by (used in) investing activities                             (6,471)        (2,303)
                                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                    3,584          7,475
  Proceeds from borrowings                                                               22,600             50
  Repayment of borrowings                                                               (19,255)          (750)
  Proceeds from exercise of stock options                                                    10             25
  Dividends paid                                                                           (333)          (327)
  Proceeds from dividend reinvestment                                                        50             40
  Purchase of treasury stock for Deferred Compensation Plan                                  (7)            --
                                                                                       --------       --------
         Net cash provided by (used in) financing activities                              6,649          6,513
                                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,007          6,037
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          7,621         25,432
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  8,628       $ 31,469
                                                                                       ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
       Income taxes                                                                    $     19       $     16
       Interest                                                                             962          1,041
  Non-cash transactions -
       Transfer of loans receivable to real estate owned                                    228            502
       Transfer of leased real estate owned to other assets                               3,246             --

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2004, and December 31, 2003, and for the three months ended March 31, 2004 and 2003, include the accounts of the Company, FSC and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto incorporated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 2003, Consolidated Financial Statements.

2. SIGNIFICANT ACCOUNTING POLICIES:

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of March 31, 2004, and December 31, 2003, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

Loans Receivable

Loans receivable are stated at unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Interest is credited to income based upon the recorded investment.

The accrual of interest on loans is discontinued and an allowance established when a loan becomes 90 days past due and/or, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and the ultimate collectibility of the total contractural principal and interest is no longer in doubt.

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

3. EARNINGS AND DIVIDENDS PER SHARE:

Earnings per share ("EPS") for the three months ended March 31, 2004 and 2003, were as follows:

                                         Three Months                               Three Months
                                     Ended March 31, 2004                       Ended March 31, 2003
                            --------------------------------------      --------------------------------------
                                           Dilutive                                    Dilutive
                                           Effect of                                   Effect of
                                            Options                                     Options
                              Basic         Issued        Diluted          Basic        Issued        Diluted
                            ----------     ---------    ----------      ----------     ---------    ----------
Net income                  $  112,000          --      $  112,000      $  133,000          --      $  133,000

Shares available to
   common shareholders       2,344,794      58,573       2,403,367       2,291,473      20,825       2,312,298
                            ----------      ------      ----------      ----------      ------      ----------

Earnings per share          $     0.05          --      $     0.05      $     0.06          --      $     0.06
                            ==========      ======      ==========      ==========      ======      ==========

Options to purchase 11,384 and 65,600 shares of common stock at prices in excess of the average market price were outstanding at March 31, 2004 and 2003, respectively, but not included in the computation of diluted earnings per share.

There were 35,145 and 43,931 shares of common stock held by the Employee Stock Ownership Plan and unallocated at March 31, 2004 and 2003, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended March 31, 2004, consisted of a $.07 per share quarterly dividend and a $.07 per share special dividend.

4. SEGMENT DISCLOSURE:

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three months ended March 31, 2004 and 2003.

                                                           Three Months Ended March 31, 2004
                                  -----------------------------------------------------------------------------------
                                       Banking              Holding                                       Total
                                     Operations             Company              Eliminations            Company
                                  ----------------      ----------------       ----------------      ----------------
                                                                    (In thousands)
Net interest income               $          1,363      $             (7)      $             --      $          1,356
Provision for loan losses                      220                    --                     --                   220
Noninterest income                             653                    25                     --                   678
Noninterest expense                          1,617                    72                     --                 1,689
                                  ----------------      ----------------       ----------------      ----------------
     Income before income
         taxes                                 179                   (54)                    --                   125
Income tax expense (benefit)                    42                   (29)                    --                    13
                                  ----------------      ----------------       ----------------      ----------------
     Net income (loss)            $            137      $            (25)      $             --      $            112
                                  ================      ================       ================      ================
     Total assets                 $        198,844      $         20,387       $        (18,045)     $        201,186
                                  ================      ================       ================      ================
     Capital Expenditures         $          1,289      $             --       $             --      $          1,289
                                  ================      ================       ================      ================

                                                           Three Months Ended March 31, 2003
                                  -----------------------------------------------------------------------------------
                                       Banking              Holding                                       Total
                                     Operations             Company              Eliminations            Company
                                  ----------------      ----------------       ----------------      ----------------
                                                                     (In thousands)
Net interest income               $          1,188      $              7       $             --      $          1,195
Provision for loan losses                      111                    --                     --                   111
Noninterest income                             455                    25                     --                   480
Noninterest expense                          1,293                   119                     --                 1,412
                                  ----------------      ----------------       ----------------      ----------------
     Income before income
         taxes                                 239                   (87)                    --                   152
Income tax expense (benefit)                    60                   (41)                    --                    19
                                  ----------------      ----------------       ----------------      ----------------
     Net income (loss)            $            179      $            (46)      $             --      $            133
                                  ================      ================       ================      ================
     Total assets                 $        182,738      $         19,468       $        (17,701)     $        184,505
                                  ================      ================       ================      ================
     Capital Expenditures         $             14      $             --       $             --      $             14
                                  ================      ================       ================      ================

5. STOCK-BASED COMPENSATION

In accordance with provisions of Statement of Financial Accounting Standard ("SFAS") 123, the Company has elected to continue to apply, APB Opinion 25 and related Interpretations. In December 2002, SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based compensation. This Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the Company's stock option plan, all options granted are exercisable.

There were no options granted during the quarters ended March 31, 2004 and 2003.

6. PENSION DISCLOSURES

The Financial Accounting Standards Board ("FASB") issued SFAS 132 (revised 2003) in December of 2003. The Statement revises employers' disclosures about pension plans and other postretirement benefits by requiring additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company does not have any postretirement benefits. The effect of the required interim information is reflected in the following table:

                                                   Defined Benefit Pension Plan
                                                       Three Months Ended
                                                       ------------------
                                                      2004            2003
                                                      ----            ----
(In thousands)
Service cost                                          $ 44            $ 39
Interest cost                                           31              30
Expected return on plan assets                         (25)            (20)
Amortization of transitional asset                      (1)             (1)
Recognized actuarial loss                                6               4
                                                      ----            ----
Net periodic benefit cost                             $ 55            $ 52
                                                      ====            ====

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it generally contributes to the Defined Benefit Pension Plan the maximum amount deductible based on current income tax laws. The Company expects to contribute $294,537 in 2004, although no contributions were made in the first quarter of 2004.

7. PENDING ACCOUNTING PRONOUNCEMENTS:

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonacretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. There is no impact to the Consolidated Financial Statements until a business combination is completed.

In March 2004, the Securities and Exchange Commission ("SEC") issued, Staff Accounting Bulletin ("SAB") 105, which summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company adopted SAB 105 on April 1, 2004, and the effect was not material.

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

Comparison of Financial Condition as of March 31, 2004, and December 31, 2003

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and federal funds sold increased $1,155, or 24.7%, to $5,824 at March 31, 2004. The increase is substantially the result of the timing of deposits

Securities available-for-sale decreased $4,287, or 13.9%, to $26,453 at March 31, 2004. During the three months ended March 31, 2004, investments totaling $6,097 were called or matured, $4,788 were purchased and $3,000 were sold.

Loans receivable, net, at March 31, 2004, were $145,466, an increase of $9,367, or 6.9%, from $136,099 at December 31, 2003. The increase was primarily the result of increased portfolio originations in connection with treasury based adjustable rate commercial mortgage program.

The Company's consolidated allowance for loan losses increased to $1,471 at March 31, 2004, from $1,397 at December 31, 2003. This increase was partially due to a provision to the allowance for loan losses of $220 for the three months ended March 31, 2004, net of charge-offs over recoveries of $146. Nonperforming loans at March 31, 2004, increased to $961, or 0.66% of loans receivable, from $289, or 0.20% of loans receivable, at December 31, 2003. At March, 31, 2004, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, increased $472, or 9.6%, to $5,380 at March 31, 2004. The increase was substantially the result of a new branch facility under construction in Pelham, Alabama. The existing facility is under lease and a larger facility is needed because of growth. The branch is scheduled to open in May, 2004.

Real estate owned was $1,463 at March 31, 2004, a decrease of $2,753 from $4,216 at December 31, 2003. The decrease is substantially the result of three commercial properties totaling $3,246 acquired by foreclosure prior to December 31, 2003, which are now under lease with one year purchase options and recorded as other assets.

Other assets increased $3,037, or 238.4%, to $4,311 as of March 31, 2004, primarily because of the addition of $3,246 of property under lease as discussed above.

Deposits increased $3,584, or 2.4%, to $154,693 at March 31, 2004, from $151,109 at December 31, 2003. The increase was substantially the result of increases in commercial checking accounts.

Borrowings increased by $3,345, or 14.1%, to $27,125 at March 31, 2004, substantially as a result of an increase in overnight borrowings to fund loan demand.

The Company had stockholders' equity of $18,525 as of March 31, 2004, a decrease of $27, or 0.1%, from $18,552 as of December 31, 2003. Net income for the three months ended March 31, 2004, was $112. Equity was decreased by dividends of $.14 per share, or $333. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter.

Liquidity and Capital Resources

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, liability maturities and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta and correspondent banks if the need for additional funds arises. At March 31, 2004, the Bank had commitments to originate and fund loans of $16.4 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of March 31, 2004.

                                                             March 31, 2004
                                --------------------------------------------------------------------------
                                                      (Dollar amounts in thousands)
                                                                                          To Be Well
                                                                                       Capitalized Under
                                                               For Capital             Prompt Corrective
                                       Actual               Adequacy Purposes          Action Provisions
                                -------------------        -------------------       ---------------------
                                Amount         Rate        Amount         Rate       Amount           Rate
                                ------         ----        ------         ----       ------           ----
Tier 1 Risk-Based Capital
     Consolidated              $16,593         10.2%          N/A          N/A           N/A          N/A
     First Financial Bank       15,687          9.7%      $ 6,457          4.0%      $ 9,686          6.0%

Total Risk-Based Capital
     Consolidated              $18,125         11.1%          N/A          N/A           N/A          N/A
     First Financial Bank       17,219         10.7%      $12,915          8.0%      $16,143         10.0%

Tier 1 Leverage
     Consolidated              $16,593          8.3%          N/A          N/A           N/A          N/A
     First Financial Bank       15,687          8.1%      $ 7,721          4.0%      $ 9,652          5.0%

As of March 31, 2004, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended March 31, 2004 and 2003

Net income for the three months ended March 31, 2004, was $112, a decrease of $21, or 15.8%, from net income of $133 for the three months ended March 31, 2003. The decrease is primarily the result of increased loan provisions and real estate owned expense, net of increase in net interest income and noninterest income.

Interest Income

Total interest income increased $105, or 4.7%, to $2,334 for the three months ended March 31, 2004. This increase was substantially due to an increase in the average balance on interest-earning assets for the three months ended March 31, 2004, compared to the same quarter a year ago offset slightly by a decrease in the average yield on interest-earning assets to 5.2% for the three months ended March 31, 2004, compared to 5.5% for the same quarter a year ago.

Interest Expense

Interest expense for the quarter ended March 31, 2004, was $978, a decrease of $56, or 5.4%, from $1,034 for the quarter ended March 31, 2003. The decrease was the result of a decrease in the average rate pid on interest-bearing liabilities to 2.2% for the three months ended March 31, 2004, compared to 2.6% for the corresponding quarter of the previous year somewhat offset by an increase in the average balance of interest- bearing liabilities compared to the same quarter a year ago.

Net Interest Income

Net interest income for the quarter ended March 31, 2004, increased $161, or 13.5%, to $1,356 from the quarter ended March 31, 2003, level of $1,195. The increase was primarily the result of an increase in the average net interest spread to 3.0% for the quarter ended March 31, 2004 compared to 2.9% for the same period a year ago. The net interest margin increased to 3.0% in the quarter ended March 31, 2004 compared to 2.9% for the same quarter a year ago.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a charge to the provision of $220 during the quarter ended March 31, 2004, compared to $111 for the quarter ended March 31, 2003. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income

Noninterest income during the quarter ended March 31, 2004, increased $198, to $678, from the March 31, 2003, level of $480. The increase in noninterest income during the quarter ended March 31, 2004, is primarily the result of increased non-sufficient funds fees associated with an overdraft privilege program implemented in December 2003.

Noninterest Expenses

Noninterest expenses during the quarter ended March 31, 2004, increased $277, or 19.6%, to $1,689, from the March 31, 2003, quarter of $1,412. The increase in other operating expense is primarily attributable to an increase in expenses and losses in connection with real estate owned.

Income Taxes

The provision for income taxes decreased $6, to $13 for the quarter ended March 31, 2004, as compared to $19 for the corresponding quarter in the previous year. The decreased tax expense was due primarily to a decrease in pretax income.

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 2004, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Exhibit 31.1 - Certifications of Chief Executive Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 - Certifications of Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K dated January 30, 2004, furnishing under Item 12 ("Results of Operations and Financial Condition") announcement of the Company's results of operations for the quarter and year ended December 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRSTFED BANCORP, INC.


Date: May 14, 2004                       \s\ B. K. Goodwin , III
                                         ------------------------------------

                                         B. K. Goodwin, III,
                                         Chairman of the Board,
                                         Chief Executive Officer,
                                         and President


Date: May 14, 2004                       \s\ Lynn J. Joyce
                                         ------------------------------------
                                         Lynn J. Joyce
                                         Chief Financial Officer,
                                         Executive Vice President,
                                         Secretary and Treasurer