Form 10QSB
period 2004-06-30
FIRSTFED BANCORP INC
filed 2004-08-12
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

            Class                                  Outstanding at August 9, 2004
Common Stock, $.01 par value                             2,390,521 shares

Transitional Small Business Disclosure Format
(Check one):

      YES |_|   NO |X|

                             FIRSTFED BANCORP, INC.

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 2004 AND DECEMBER 31, 2003.....................................    2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
 AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003....................................    3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
  THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 ..................................    4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED JUNE 30, 2004 AND 2003.......................................    5

UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS ...................................................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION..................................................................   11

ITEM 3.  CONTROLS AND PROCEDURES................................................   15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS......................................................   16

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
  SECURITIES....................................................................   16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................   16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................   16

ITEM 5.  OTHER INFORMATION......................................................   16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................   17

SIGNATURES......................................................................   18

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.


                                       i.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    As of June 30, 2004 and December 31, 2003
                          (Dollar amounts in thousands)

                                                                         June 30,     December 31,
                                                                           2004          2003
                                                                        ----------    ------------
ASSETS
Cash and Cash Equivalents:
    Cash on hand and in banks                                           $    3,177     $    2,952
    Interest-bearing deposits in other banks                                 3,929          4,440
    Federal funds sold                                                          62            229
                                                                        ----------     ----------
                                                                             7,168          7,621
Securities available-for-sale, at fair value                                25,701         30,740
Loans held for sale                                                            910          1,033
Loans receivable, net                                                      156,211        136,099
Land, buildings and equipment, net                                           5,698          4,908
Bank owned life insurance                                                    6,188          6,009
Real estate owned                                                            1,699          4,216
Accrued interest receivable                                                  1,099          1,095
Goodwill and other intangibles                                               1,192          1,216
Other assets                                                                 4,875          1,274
                                                                        ----------     ----------
                                                                        $  210,741     $  194,211
                                                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                            $  158,536     $  151,109
    Borrowings                                                              27,160         23,780
    Subordinated debentures                                                  6,000             --
    Accrued interest payable                                                   219            217
    Dividends payable                                                          167            166
    Other liabilities                                                          566            387
                                                                        ----------     ----------
                                                                           192,648        175,659
                                                                        ----------     ----------
Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none outstanding                                            --             --
    Common stock, $.01 par value, 10,000,000 shares
        authorized, 3,217,240 shares issued and 2,387,292 shares
        outstanding at June 30, 2004 and 3,205,485 shares issued and
        2,329,192 shares outstanding at
        December 31, 2003                                                       32             32
    Paid-in capital                                                          8,508          8,426
    Retained earnings                                                       15,772         16,047
    Deferred compensation obligation                                         2,047          1,969
    Deferred compensation treasury stock (230,742
        shares at June 30, 2004 and 221,283 shares
        at December 31, 2003)                                               (2,047)        (1,969)
    Treasury stock, at cost (829,948 shares at June 30, 2004
        and December 31, 2003)                                              (6,088)        (6,088)
    Unearned compensation                                                     (358)          (416)
    Accumulated other comprehensive income                                     227            551
                                                                        ----------     ----------
                                                                            18,093         18,552
                                                                        ----------     ----------
                                                                        $  210,741     $  194,211
                                                                        ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2004 and 2003
             (Dollar amounts in thousands, except per share amounts)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                         ------------------------    ------------------------
                                            2004          2003          2004          2003
                                         ----------    ----------    ----------    ----------
INTEREST INCOME:
       Interest and fees on loans        $    2,099    $    1,896    $    4,124    $    3,674
       Interest and dividends on
         securities                             285           353           591           741
       Other interest income                      4            48             7           111
                                         ----------    ----------    ----------    ----------
         Total interest income                2,388         2,297         4,722         4,526
                                         ----------    ----------    ----------    ----------

INTEREST EXPENSE:
       Interest on deposits                     710           786         1,430         1,602
       Interest on other borrowings             289           228           547           446
                                         ----------    ----------    ----------    ----------
         Total interest expense                 999         1,014         1,977         2,048
                                         ----------    ----------    ----------    ----------

  Net interest income                         1,389         1,283         2,745         2,478
       Provision for loan losses                209           315           429           426
                                         ----------    ----------    ----------    ----------
  Net interest income after
    provision for loan losses                 1,180           968         2,316         2,052
                                         ----------    ----------    ----------    ----------

NONINTEREST INCOME:
       Fees and other noninterest
         income                                 659           395         1,239           783
       Gain on sale of investments               --           299             7           299
       Bank owned life insurance                 88            94           179           186
                                         ----------    ----------    ----------    ----------
         Total noninterest income               747           788         1,425         1,268
                                         ----------    ----------    ----------    ----------

NONINTEREST EXPENSE:
       Salaries and employee benefits           833           765         1,616         1,565
       Office building and equipment
         expenses                               222           208           416           401
       Other operating expenses                 748           480         1,415           899
                                         ----------    ----------    ----------    ----------
         Total noninterest expense            1,803         1,453         3,492         2,865
                                         ----------    ----------    ----------    ----------

  Income before income taxes                    124           303           249           455
       Provision for income taxes                10            74            23            93
                                         ----------    ----------    ----------    ----------
  NET INCOME                             $      114    $      229    $      226    $      362
                                         ==========    ==========    ==========    ==========
AVERAGE NUMBER OF SHARES
       OUTSTANDING - BASIC                2,358,657     2,299,275     2,347,922     2,295,417
                                         ==========    ==========    ==========    ==========
BASIC EARNINGS PER SHARE                 $      .05    $      .10    $      .10    $      .16
                                         ==========    ==========    ==========    ==========
AVERAGE NUMBER OF SHARES
       OUTSTANDING - DILUTED              2,380,048     2,324,073     2,387,904     2,318,229
                                         ==========    ==========    ==========    ==========
DILUTED EARNINGS PER SHARE               $      .05    $      .10    $      .09    $      .16
                                         ==========    ==========    ==========    ==========
DIVIDENDS DECLARED PER SHARE             $      .07    $      .07    $      .21    $      .21
                                         ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                 For the Six Months Ended June 30, 2004 and 2003
             (Dollar amounts in thousands, except per share amounts)

                                                                                            Deferred
                                                                                Deferred     Compen-
                                                                                 Compen-     sation
                                           Common     Paid-In      Retained      sation     Treasury     Treasury
                                           Stock      Capital      Earnings    Obligation    Stock        Stock
                                          --------    --------     --------    ----------   --------     --------
BALANCE, December 31, 2002                $     32    $  8,159     $ 16,467     $  1,876    $ (1,876)    $ (6,088)

     Net income                                 --          --          362           --          --           --
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $57                          --          --           --           --          --           --

     Comprehensive income                       --          --           --           --          --           --

     Amortization of unearned
         compensation                           --          --           --           --          --           --
     Dividends declared ($.21
         per share)                             --          --         (492)          --          --           --
     Exercise of stock options                  --          17           --           --          --           --
     Purchase of Deferred
         Compensation Treasury
         Shares                                 --          --           --           27         (27)          --
     Stock issued under Dividend
         Reinvestment Plan                      --          60           --           --          --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                         --         (17)          --           --          --           --
                                          --------    --------     --------     --------    --------     --------
BALANCE, June 30, 2003                    $     32    $  8,269     $ 16,337     $  1,903    $ (1,903)    $ (6,088)
                                          ========    ========     ========     ========    ========     ========

BALANCE, December 31, 2003                $     32    $  8,426     $ 16,047     $  1,969    $ (1,969)    $ (6,088)

     Net income                                 --          --          226           --          --           --
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $181                         --          --           --           --          --           --

     Comprehensive income                       --          --           --           --          --           --

     Amortization of unearned
         compensation                           --          --           --           --          --           --
     Dividends declared ($.21
         per share)                             --          --         (501)          --          --           --
     Exercise of stock options                  --          15           --           --          --           --
     Purchase of Deferred Compensation
         Treasury Shares                        --          --           --           78         (78)          --
     Stock issued under Dividend
         Reinvestment Plan                      --          75           --           --          --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                         --          (8)          --           --          --           --
                                          --------    --------     --------     --------    --------     --------

BALANCE, June 30, 2004                    $     32    $  8,508     $ 15,772     $  2,047    $ (2,047)    $ (6,088)
                                          ========    ========     ========     ========    ========     ========

                                                      Accumulated
                                                         Other       Compre-
                                          Unearned      Compre-      hensive
                                           Compen-      hensive      Income
                                           sation       Income      (Note 1)
                                          --------    -----------   --------
BALANCE, December 31, 2002                $   (518)    $    756

     Net income                                 --           --     $    362
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $57                          --          102          102
                                                                    --------
     Comprehensive income                       --           --     $    464
                                                                    ========
     Amortization of unearned
         compensation                           77           --
     Dividends declared ($.21
         per share)                             --           --
     Exercise of stock options                  --           --
     Purchase of Deferred
         Compensation Treasury
         Shares                                 --           --
     Stock issued under Dividend
         Reinvestment Plan                      --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                         --           --
                                          --------     --------
BALANCE, June 30, 2003                    $   (444)    $    858
                                          ========     ========

BALANCE, December 31, 2003                $   (416)    $    551

     Net income                                 --           --     $    226
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $181                         --         (324)        (324)
                                                                    --------
     Comprehensive income                       --           --     $    (98)
                                                                    ========
     Amortization of unearned
         compensation                           58           --
     Dividends declared ($.21
         per share)                             --           --
     Exercise of stock options                  --           --
     Purchase of Deferred Compensation
         Treasury Shares                        --           --
     Stock issued under Dividend
         Reinvestment Plan                      --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                         --           --
                                          --------     --------

BALANCE, June 30, 2004                    $   (358)    $    227
                                          ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                          (Dollar amounts in thousands)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                     ---------------------
                                                                                       2004         2003
                                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $    226     $    362
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation, amortization and accretion                                           288          299
       Loan fees (cost) deferred, net                                                     159          176
       Provision for loan losses                                                          429          426
       Gain on sale of investments                                                         (7)        (299)
       Gain on sale of fixed assets                                                        (9)          --
       Loss (gain) on sale of real estate, net                                             99           11
       Origination of loans held for sale                                              (5,283)     (11,431)
       Proceeds from loans held for sale                                                5,406       11,594
       Provision for deferred compensation                                                 78           27
       Increase in surrender value of Bank Owned Life Insurance                          (179)        (186)
  Decrease (increase) in assets:
       Accrued interest receivable                                                         (3)         132
       Other assets                                                                       (62)        (399)
  Increase (decrease) in liabilities:
       Accrued interest payable                                                             2           (9)
       Other liabilities                                                                  179          378
                                                                                     --------     --------
         Net cash provided by (used in) operating activities                            1,323        1,081
                                                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of securities available-for-sale       6,892        4,770
  Proceeds from sale of securities available-for-sale                                   3,000        6,048
  Purchase of securities available-for-sale                                            (5,563)      (8,120)
  Proceeds from sales of real estate and repossessed assets                               909        1,256
  Purchase of loans                                                                    (3,500)          --
  Net loan originations                                                               (18,117)     (17,659)
  Capital expenditures                                                                 (1,716)         (60)
                                                                                     --------     --------
         Net cash provided by (used in) investing activities                          (18,095)     (13,765)
                                                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                  7,427       11,524
  Proceeds from borrowings                                                             62,650         (750)
  Repayment of borrowings                                                             (59,270)         425
  Proceeds from issuance of subordinated debentures                                     6,000           --
  Proceeds from exercise of stock options                                                  15           67
  Dividends paid                                                                         (500)        (492)
  Proceeds from dividend reinvestment                                                      75           60
  Purchase of treasury stock for Deferred Compensation Plan                               (78)         (27)
                                                                                     --------     --------
         Net cash provided by (used in) financing activities                           16,319       10,807
                                                                                     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (453)      (1,877)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        7,621       25,432
                                                                                     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  7,168     $ 23,555
                                                                                     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
       Income taxes                                                                  $    113     $     88
       Interest                                                                         1,983        2,057
  Non-cash transactions -
       Transfer of loans receivable to real estate owned                                1,044          548
       Transfer of leased real estate owned to other assets                             3,246           --

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

1. BASIS OF PRESENTATION:

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First State Corp. ("FSC"), which in turn is the sole shareholder of First Financial Bank ("First Financial" or the "Bank").

The accompanying unaudited condensed consolidated financial statements as of June 30, 2004, and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003, include the accounts of the Company, FSC and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of June 30, 2004, and December 31, 2003, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

Loans Receivable

Loans receivable are stated at unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Interest is credited to income based upon the recorded investment.

The accrual of interest on loans is discontinued and an allowance established when a loan becomes 90 days past due and/or, in the opinion of management, the ultimate collection is in doubt. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and the ultimate collectibility of the total contractural principal and interest is no longer in doubt.

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

3. EARNINGS AND DIVIDENDS PER SHARE:

Earnings per share ("EPS") for the three and six months ended June 30, 2004 and 2003, were as follows:

                                       Three Months                              Three Months
                                   Ended June 30, 2004                       Ended June 30, 2003
                          --------------------------------------    --------------------------------------
                                         Dilutive                                  Dilutive
                                        Effect of                                 Effect of
                                         Options                                   Options
                            Basic         Issued        Diluted        Basic        Issued        Diluted
                          ----------    ----------    ----------    ----------    ----------    ----------
Net income                $  114,000            --    $  114,000    $  229,000            --    $  229,000

Shares available to
   common shareholders     2,358,657        21,391     2,380,048     2,299,275        24,798     2,324,073
                          ----------    ----------    ----------    ----------    ----------    ----------

Earnings per share        $     0.05            --    $     0.05    $     0.10            --    $     0.10
                          ==========    ==========    ==========    ==========    ==========    ==========

                                        Six Months                                Six Months
                                   Ended June 30, 2004                       Ended June 30, 2003
                          --------------------------------------    --------------------------------------
                                         Dilutive                                  Dilutive
                                        Effect of                                 Effect of
                                         Options                                   Options
                             Basic       Issued         Diluted        Basic        Issued        Diluted
                          ----------    ----------    ----------    ----------    ----------    ----------
Net income                $  226,000            --    $  226,000    $  362,000            --    $  362,000

Shares available to
   common shareholders     2,347,922        39,982     2,387,904     2,295,417        22,812     2,318,229
                          ----------    ----------    ----------    ----------    ----------    ----------

Earnings per share        $     0.10            --    $     0.09    $     0.16            --    $     0.16
                          ==========    ==========    ==========    ==========    ==========    ==========

Options to purchase 153,604 and 59,304 shares of common stock at prices in excess of the average market price were outstanding during the quarter ended June 30, 2004 and 2003, respectively, but not included in the computation of diluted earnings per share.

Options to purchase 11,099 and 61,304 shares of common stock at prices in excess of the average market price were outstanding during the six months ended June 30, 2004 and 2003, respectively, but not included in the computation of diluted earnings per share.

There were 35,145 and 43,931 shares of common stock held by the Employee Stock Ownership Plan and unallocated at June 30, 2004 and 2003, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended June 30, 2004, consisted of a $.07 per share quarterly dividend.

4. SEGMENT DISCLOSURE:

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and six months ended June 30, 2004 and 2003.

                                              Three Months Ended June 30, 2004
                                    -----------------------------------------------------
                                     Banking       Holding                        Total
                                    Operations     Company      Eliminations     Company
                                    ----------    ----------    ------------   ----------
                                                       (In thousands)
Net interest income (expense)       $    1,414    $      (25)    $       --    $    1,389
Provision for loan losses                  209            --             --           209
Noninterest income                         717            30             --           747
Noninterest expense                      1,723            80             --         1,803
                                    ----------    ----------     ----------    ----------
     Income (loss) before income
         taxes                             199           (75)            --           124
Income tax expense (benefit)                47           (37)            --            10
                                    ----------    ----------     ----------    ----------
     Net income (loss)              $      152    $      (38)    $       --    $      114
                                    ==========    ==========     ==========    ==========
     Total assets                   $  208,178    $   24,441     $  (21,878)   $  210,741
                                    ==========    ==========     ==========    ==========
     Capital Expenditures           $      427    $       --     $       --    $      427
                                    ==========    ==========     ==========    ==========

                                              Three Months Ended June 30, 2003
                                    -----------------------------------------------------
                                     Banking       Holding                        Total
                                    Operations     Company      Eliminations     Company
                                    ----------    ----------    ------------   ----------
                                                       (In thousands)
Net interest income                 $    1,277    $        6     $       --    $    1,283
Provision for loan losses                  315            --             --           315
Noninterest income                         762            26             --           788
Noninterest expense                      1,299           154             --         1,453
                                    ----------    ----------     ----------    ----------
     Income (loss) before income
         taxes                             425          (122)            --           303
Income tax expense (benefit)               127           (53)            --            74
                                    ----------    ----------     ----------    ----------
     Net income (loss)              $      298    $      (69)    $       --    $      229
                                    ==========    ==========     ==========    ==========
     Total assets                   $  187,256    $   19,936     $  (17,894)   $  189,298
                                    ==========    ==========     ==========    ==========
     Capital Expenditures           $       46    $       --     $       --    $       46
                                    ==========    ==========     ==========    ==========

                                               Six Months Ended June 30, 2004
                                    -----------------------------------------------------
                                     Banking       Holding                        Total
                                    Operations     Company      Eliminations     Company
                                    ----------    ----------    ------------   ----------
                                                       (In thousands)
Net interest income (expense)       $    2,777    $      (32)    $       --    $    2,745
Provision for loan losses                  429            --             --           429
Noninterest income                       1,370            55             --         1,425
Noninterest expense                      3,340           152             --         3,492
                                    ----------    ----------     ----------    ----------
     Income (loss) before income
         taxes                             378          (129)            --           249
Income tax expense (benefit)                89           (66)            --            23
                                    ----------    ----------     ----------    ----------
     Net income (loss)              $      289    $      (63)    $       --    $      226
                                    ==========    ==========     ==========    ==========
     Total assets                   $  208,178    $   24,441     $  (21,878)   $  210,741
                                    ==========    ==========     ==========    ==========
     Capital Expenditures           $    1,716    $       --     $       --    $    1,716
                                    ==========    ==========     ==========    ==========

                                               Six Months Ended June 30, 2003
                                    -----------------------------------------------------
                                     Banking       Holding                        Total
                                    Operations     Company      Eliminations     Company
                                    ----------    ----------    ------------   ----------
                                                       (In thousands)
Net interest income                 $    2,465    $       13     $       --    $    2,478
Provision for loan losses                  426            --             --           426
Noninterest income                       1,217            51             --         1,268
Noninterest expense                      2,592           273             --         2,865
                                    ----------    ----------     ----------    ----------
     Income (loss) before income
         taxes                             664          (209)            --           455
Income tax expense (benefit)               187           (94)            --            93
                                    ----------    ----------     ----------    ----------
     Net income (loss)              $      477    $     (115)    $       --    $      362
                                    ==========    ==========     ==========    ==========
     Total assets                   $  187,256    $   19,936     $  (17,894)   $  189,298
                                    ==========    ==========     ==========    ==========
     Capital Expenditures           $       60    $       --     $       --    $       60
                                    ==========    ==========     ==========    ==========

5. STOCK-BASED COMPENSATION

In accordance with provisions of Statement of Financial Accounting Standard ("SFAS") 123, the Company has elected to continue to apply APB Opinion 25 and related Interpretations. In December 2002, SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. This Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

If the Company had elected to recognize compensation cost for options granted during the quarter and six months ended June 30, 2004 and 2003, based on the fair value of the options as required by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          Three Months            Six Months
                                             Ended                  Ended
                                            June 30,               June 30,
                                        ----------------       ----------------
                                         2004      2003         2004      2003
                                        ------    ------       ------    ------
                                        (In thousands, except per share amounts)

Net income - as reported                $  114    $  229       $  226    $  362
Stock-based compensation expense             3         7            3         7
                                        ------    ------       ------    ------
Net income - proforma                      111       222          223       355
                                        ======    ======       ======    ======

Earnings per share - as reported
     Basic                              $  .05    $  .10       $  .10    $  .16
     Diluted                            $  .05    $  .10       $  .09    $  .16

Earnings per share - pro forma
     Basic                              $  .05    $  .10       $  .09    $  .15
     Diluted                            $  .05    $  .10       $  .09    $  .15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

                                             2004         2003
                                            ------       ------

       Expected dividend yield               4.67%        5.26%
       Expected stock price volitility         30%          38%
       Risk-free interest rate               3.62%        2.27%
       Expected life of options            5 Years      5 Years

6. PENSION DISCLOSURES

The Financial Accounting Standards Board ("FASB") issued SFAS 132 (revised 2003) in December of 2003. The Statement revises employers' disclosures about pension plans and other postretirement benefits by requiring additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company does not have any postretirement benefits. The effect of the required interim information for the Defined Benefit Pension Plan is reflected in the following table:

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2004        2003        2004        2003
                                     ------      ------      ------      ------
                                       (In thousands)          (In thousands)
Service cost                         $   44      $   39      $   88      $   78
Interest cost                            31          30          62          60
Expected return on plan assets          (25)        (20)        (50)        (40)
Amortization of transitional asset       (1)         (1)         (2)         (2)
Recognized actuarial loss                 6           4          12           8
                                     ------      ------      ------      ------
Net periodic benefit cost            $   55      $   52      $  110      $  104
                                     ======      ======      ======      ======

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it generally contributes to the Defined Benefit Pension Plan the maximum amount deductible based on current income tax laws. The Company contributed $294,000 in 2004.

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

In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issus No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending June 15, 2004. The effect of this requirement is not expected to be material.

8. SUBORDINATED DEBT

On June 8, 2004, the Company established FirstFed Statutory Trust I ("Trust"), a wholly-owned statutory business trust. The Company is the sole sponsor of the Trust and acquired the Trust's common securities for

$186,000. The Trust was created for the exclusive purpose of issuing 30-year capital trust securities ("Trust Preferred Securities") in the aggregate amount of $6,000,000 and using proceeds to purchase junior subordinated debentures ("Subordinated Debentures") issued by the Company. The assets of the Trust consist primarily of the Subordinated Debentures. The Company's $186,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet and the $6,000,000 obligation of the Company is included in subordinated debt.

The Trust Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter and matures on June 17, 2034. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. The Company's obligation under the Subordinated Debentures together with the guarantee and other back-up obligation, in aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities.

The Subordinated Debentures are unsecured, bear an interest rate based on a spread over a 3 month LIBOR (equal to the spread paid by the Trust on the Trust Preferred Securities) which is set each quarter and matures on June 17, 2034. Interest is payable quarterly. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company's ability to pay dividends on the common shares will be restricted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include: changes in interest rates, changes in the general economy, changes in the Company's strategies for credit-risk management, interest-rate risk management and investment activities, change in accounting principals, policies or guidelines, legislative or regulatory changes, changes in monetary or fiscal policies, and other economic, competitive, governmental, regulatory and technological factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Comparison of Financial Condition as of June 30, 2004, and December 31, 2003

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and federal funds sold decreased $678, or 14.5%, to $3,991 at June 30, 2004. The decrease was substantially the result of increased loans receivable, net of increases in deposits and borrowings and decreases in investments.

Securities available-for-sale decreased $5,039, or 16.4%, to $25,701 at June 30, 2004. During the six months ended June 30, 2004, investments totaling $6,819 were called or matured, $5,563 were purchased and $3,000 were sold.

Loans receivable, net, at June 30, 2004, were $156,211, an increase of $20,112, or 14.8%, from $136,099 at December 31, 2003. The increase was primarily the result of increased portfolio originations in connection with adjustable rate commercial mortgages. In addition, the Company purchased loans totalling $3,500 during the quarter ended June 30, 2004.

The Company's consolidated allowance for loan losses increased to $1,632 at June 30, 2004, from $1,397 at December 31, 2003. This increase was partially due to a provision to the allowance for loan losses of $429 for the six months ended June 30, 2004, net of charge-offs over recoveries of $194. Nonperforming loans at June 30, 2004, decreased to $144, or 0.09% of loans receivable, from $289, or 0.20% of loans receivable, at December 31, 2003. At June 30, 2004, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, increased $790, or 16.1%, to $5,698 at June 30, 2004. The increase was substantially the result of a new branch facility constructed in Pelham, Alabama. The previous facility was under lease and a larger facility was needed because of growth. The branch opened in May, 2004.

Real estate owned was $1,699 at June 30, 2004, a decrease of $2,517 from $4,216 at December 31, 2003. The decrease was substantially the result of three commercial properties totaling $3,246 acquired by foreclosure prior to December 31, 2003, which are now under lease with one year purchase options and recorded as other assets.

Other assets increased $3,601, or 282.7%, to $4,875 as of June 30, 2004, primarily because of the addition of $3,246 of property under lease as discussed above.

Deposits increased $5,427, or 3.6%, to $158,536 at June 30, 2004, from $151,109 at December 31, 2003. The increase was substantially the result of increases in commercial checking accounts and to a lesser extent increases in certificates of deposit.

Borrowings increased by $3,380, or 14.2%, to $27,160 at June 30, 2004, substantially as a result of an increase in overnight borrowings to fund loan demand.

Subordinated debentures of $6,000 were recorded during the quarter ended June 30, 2004. The Company established FirstFed Statutory Trust I ("Trust"), a wholly-owned statutory business trust. The Company is the sole sponsor of the Trust and acquired the Trust's common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust securities ("Trust Preferred Securities") in the amount of $6,000 and using proceeds to purchase junior subordinated debentures issued by the Company. The proceeds from the offering are to be used to fund internal and external growth. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

The Company had stockholders' equity of $18,093 as of June 30, 2004, a decrease of $459, or 2.5%, from $18,552 as of December 31, 2003. Net income for the six months ended June 30, 2004, was $226. Equity was decreased by dividends of $.21 per share, or $501. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter. In addition, accumulated other comprehensive income decreased $324, or 58.8%, to $227 at June 30, 2004, as a result of decreases in the fair value of the securities available-for-sale primarily due to higher market rates of interest.

Liquidity and Capital Resources

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, and liability maturities, and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta and correspondent banks if the need for additional funds arises. At June 30, 2004, the Bank had commitments to originate and fund loans of $21.5 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 2004.

                                                         June 30, 2004
                                ---------------------------------------------------------------
                                                 (Dollar amounts in thousands)
                                                                                 To Be Well
                                                                              Capitalized Under
                                                          For Capital         Prompt Corrective
                                      Actual           Adequacy Purposes      Action Provisions
                                -----------------      ------------------     -----------------
                                 Amount     Rate        Amount      Rate       Amount     Rate
                                --------   ------      --------    ------     --------   ------
Tier 1 Risk-Based Capital
     Consolidated                $22,615    12.9%           N/A     N/A            N/A     N/A
     First Financial Bank         17,878    10.3%       $ 8,297     4.0%       $10,372     6.0%

Total Risk-Based Capital
     Consolidated                $24,247    13.8%           N/A     N/A            N/A     N/A
     First Financial Bank         19,510    11.3%       $13,856     8.0%       $17,320    10.0%

Tier 1 Leverage
     Consolidated                $22,615    10.9%           N/A     N/A            N/A     N/A
     First Financial Bank         17,878     8.6%       $ 6,928     4.0%       $ 8,660     5.0%

As of June 30, 2004, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended June 30, 2004 and 2003

Net income for the three months ended June 30, 2004, was $114, a decrease of $115, or 50.2%, from net income of $229 for the three months ended June 30, 2003. The decrease was primarily the result of a $299 gain on the sale of investments that was recorded during the three months ended June 30, 2003, and there was no comparable transaction recorded in 2004. Otherwise, increases in fee income and net interest income for the quarter ended June 30, 2004, compared to the same period a year ago were somewhat offset by increases in costs related to real estate acquired through foreclosure.

Interest Income

Total interest income increased $91, or 4.0%, to $2,388 for the three months ended June 30, 2004. This increase was substantially due to an increase in the average balance on interest-earning assets for the three months ended June 30, 2004, compared to the same quarter a year ago, offset slightly by a decrease in the average yield on interest-earning assets to 5.2% for the three months ended June 30, 2004, compared to 5.4% for the same quarter a year ago.

Interest Expense

Interest expense for the quarter ended June 30, 2004, was $999, a decrease of $15, or 1.5%, from $1,014 for the quarter ended June 30, 2003. The decrease was the result of a decrease in the average rate paid on interest-bearing liabilities to 2.2% for the three months ended June 30, 2004, compared to 2.5% for the corresponding quarter of the previous year, somewhat offset by an increase in the average balance of interest-bearing liabilities compared to the same quarter a year ago.

Net Interest Income

Net interest income for the quarter ended June 30, 2004, increased $106, or 8.3%, to $1,389 from the quarter ended June 30, 2003, level of $1,283. The increase was primarily the result of an increase in the average net interest spread to 3.1% for the quarter ended June 30, 2004, compared to 3.0% for the same period a year ago. The net interest margin also increased to 3.1% for the quarter ended June 30, 2004, from 3.0% for the same quarter a year ago.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a charge to the provision of $289 during the quarter ended June 30, 2004, compared to $228 for the quarter ended June 30, 2003. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income

Noninterest income during the quarter ended June 30, 2004, decreased $41, to $747, from the June 30, 2003, level of $788. The decrease was primarily the result of a $299 gain on sale of investment recorded during the three months ended June 30, 2003, and no such gain was recorded in the current year. Fee and other noninterset income increased $264, or 66.8%, to $659, for the three months ended June 30, 2004, compared to the same period a year ago. The increase was primarily the result of increased non-sufficient funds fees associated with an overdraft privilege program implemented in December 2003.

Noninterest Expenses

Noninterest expenses during the quarter ended June 30, 2004, increased $350, or 24.1%, to $1,803, from the June 30, 2003, quarter of $1,453. The increase in other operating expense was primarily attributable to an increase in expenses and losses in connection with real estate owned.

Income Taxes

The provision for income taxes decreased $64, to $10 for the quarter ended June 30, 2004, as compared to $74 for the corresponding quarter in the previous year. The decreased tax expense was due primarily to a decrease in pretax income.

Results of Operations - Comparison of the Six Months Ended June 30, 2004 and
2003

Net income for the six months ended June 30, 2004, was $226, a decrease of $136, or 37.6%, from net income of $362 for the six months ended June 30, 2003. The decrease was substantially the result of a $299 gain on the sale of investments recorded during the six months ended June 30, 2003, and no comparable transaction was recorded during the current year. In addition, earnings for the six months ended June 30, 2004, were negatively impacted by costs of $465,000 related to real estate acquired through foreclosure.

Interest Income

Total interest income increased $196, or 4.3%, to $4,722 for the six months ended June 30, 2004. This increase was substantially the result of an increase in the average balance on interest-earning assets for the six months ended June 30, 2004, compared to the same quarter a year ago, offset slightly by a decrease in the average yield on the interest-earning assets to 5.3% during the six months ended June 30, 2004, from 5.5% during the six months ended June 30, 2003.

Interest Expense

Interest expense for the six months ended June 30, 2004, decreased $71, or 3.4%, to $1,977, from $2,048 during the six months ended June 30, 2003. This decrease was primarily attributable to a decrease in the average rate paid on interest-bearing liabilities to 2.2% for the six month period ended June 30, 2004, compared to 2.5% for the same period a year ago, somewhat offset by an increase in the average balance of interest-bearing liabilities.

Net Interest Income

Net interest income for the six months ended June 30, 2004, increased $267, or 10.8%, to $2,745, from $2,478 for the six months ended June 30, 2003. This increase was due primarily to a growth of the Company and a slight increase in net interest spread. The net interest margin increased to 3.1% for the six months ended June 30, 2004, from 3.0% for the six months ended June 30, 2003.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a charge to the provision of $429 during the six months ended June 30, 2004, compared to $426 for the six months ended June 30, 2003. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income

Noninterest income for the six months ended June 30, 2004, totaled $1,425 as compared to $1,268 for the six months ended June 30, 2003. The increase in noninterest income was substantially the result of an increase of $456, or 58.2%, in fee income for the six months ended June 30, 2004, compared to the same period a year ago. This increase is substantially the result of increased non-sufficient funds fees associated with an overdraft privilege program implemented in December 2003. Another consideration is that a $299 gain on the sale of investments was recorded during the six months ended June 30, 2003, and there was no comparable transaction in the current year.

Noninterest Expenses

Noninterest expenses during the six months ended June 30, 2004, increased $627 to $3,492 from the 2003 level of $2,865. The increase in noninterest expense from a year ago is substantially attributable to increased expenses in connection with real estate owned.

Income Taxes

The provision for income taxes decreased $70, to $23 for the six months ended June 30, 2004, as compared to $93 for the corresponding period of the prior year. The decreased tax expense was due to the decrease in pretax income.

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 2004, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2004, the Company held the 2003 Annual Meeting of Stockholders. The election of B. K. Goodwin, III and James E. Mulkin as directors, each for a three-year term, was submitted to a vote of the stockholders. The following is the result of the vote:

                                        For           Withheld
                                   -------------   --------------
      B. K. Goodwin, III             1,975,428         20,226
      James E. Mulkin                1,976,423         19,231

There were no abstentions or broker non-votes.

Also, the stockholders voted on the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2004. The following is the result of the vote.

             For                   Against               Abstain
        ---------------        ---------------        -------------
           1,979,779               15,875                   --

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

(a)   Exhibits.

      Exhibit 31.1 - Certifications of Chief Executive Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 - Certifications of Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K dated April 30, 2004, furnishing under Item 12 ("Results of Operations and Financial Condition") announcement of the Company's results of operations for the quarter ended March 31, 2004.

      A Current Report on Form 8-K dated June 8, 2004, furnishing under Item 5 ("Other Events and Regulation FD Disclosure") announcement of the issuance of a $6.0 million Floating Rate Capital Securities of FirstFed Statutory Trust I.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRSTFED BANCORP, INC.


Date: August 13, 2004                         /s/ B. K. Goodwin , III
                                              ----------------------------------
                                              B. K. Goodwin, III,
                                              Chairman of the Board,
                                              Chief Executive Officer,
                                              and President


Date: August 13, 2004                         /s/ Lynn J. Joyce
                                              ----------------------------------
                                              Lynn J. Joyce
                                              Chief Financial Officer,
                                              Executive Vice President,
                                              Secretary and Treasurer