Form 10QSB
period 2004-09-30
FIRSTFED BANCORP INC
filed 2004-11-12
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                         Commission File Number: 0-19609
                                                 -------

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

      YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at November 9, 2004
----------------------------                     -------------------------------
Common Stock, $.01 par value                            2,394,561 shares

Transitional Small Business Disclosure Format
(Check one):

      YES |_| NO |X|

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003.......................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
 AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.....................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
  THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 ...................................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003........................................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ........................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION....................................................................... 11

ITEM 3.  CONTROLS AND PROCEDURES......................................................16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................16

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
  SECURITIES..........................................................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................16

ITEM 5.  OTHER INFORMATION............................................................17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................17

SIGNATURES............................................................................18

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN
    AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN
    THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR
    PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR
    THE PERIODS PRESENTED.


                                       i.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                 As of September 30, 2004 and December 31, 2003
                          (Dollar amounts in thousands)

                                                                                   September 30,   December 31,
ASSETS                                                                                 2004            2003
                                                                                     ---------       ---------
Cash and Cash Equivalents:
         Cash on hand and in banks                                                   $   2,780       $   2,952
         Interest-bearing deposits in other banks                                        5,292           4,440
         Federal funds sold                                                                301             229
                                                                                     ---------       ---------
                                                                                         8,373           7,621
Securities available-for-sale, at fair value                                            24,935          30,740
Loans held for sale                                                                      1,261           1,033
Loans receivable, net                                                                  157,584         136,099
Land, buildings and equipment, net                                                       5,656           4,908
Bank owned life insurance                                                                6,278           6,009
Real estate owned                                                                        1,300           4,216
Accrued interest receivable                                                              1,070           1,095
Goodwill and other intangibles                                                           1,179           1,216
Other assets                                                                             4,638           1,274
                                                                                     ---------       ---------
                                                                                     $ 212,274       $ 194,211
                                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                    $ 159,824       $ 151,109
         Borrowings                                                                     27,078          23,780
         Subordinated debentures                                                         6,000              --
         Accrued interest payable                                                          227             217
         Dividends payable                                                                 167             166
         Other liabilities                                                                 647             387
                                                                                     ---------       ---------
                                                                                       193,943         175,659
                                                                                     ---------       ---------
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
                  authorized, none outstanding                                              --              --
         Common stock, $.01 par value, 10,000,000 shares
                  authorized, 3,220,787 shares issued and 2,390,839 shares
                  outstanding at September 30, 2004 and 3,205,485 shares issued and 2,329,192 shares outstanding at
                  December 31, 2003                                                         32              32
         Paid-in capital                                                                 8,528           8,426
         Retained earnings                                                              15,824          16,047
         Deferred compensation obligation                                                2,074           1,969
         Deferred compensation treasury stock (233,748
                  shares at September 30, 2004 and 221,283 shares
                  at December 31, 2003)                                                 (2,074)         (1,969)
         Treasury stock, at cost (829,948 shares at September 30, 2004
                  and December 31, 2003)                                                (6,088)         (6,088)
         Unearned compensation                                                            (330)           (416)
         Accumulated other comprehensive income                                            365             551
                                                                                     ---------       ---------
                                                                                        18,331          18,552
                                                                                     ---------       ---------
                                                                                     $ 212,274       $ 194,211
                                                                                     =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
         For the Three and Nine Months Ended September 30, 2004 and 2003
            (Dollar amounts in thousands, except per share amounts)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                             --------------------------      --------------------------
                                                2004            2003            2004            2003
                                             ----------      ----------      ----------      ----------
INTEREST INCOME:
         Interest and fees on loans          $    2,241      $    1,868      $    6,365      $    5,542
         Interest and dividends on
           securities                               283             316             874           1,057
         Other interest income                        3              31              10             142
                                             ----------      ----------      ----------      ----------
           Total interest income                  2,527           2,215           7,249           6,741
                                             ----------      ----------      ----------      ----------

INTEREST EXPENSE:
         Interest on deposits                       753             764           2,183           2,366
         Interest on other borrowings               330             225             877             671
                                             ----------      ----------      ----------      ----------
           Total interest expense                 1,083             989           3,060           3,037
                                             ----------      ----------      ----------      ----------

  Net interest income                             1,444           1,226           4,189           3,704
         Provision for loan losses                  119             170             548             596
                                             ----------      ----------      ----------      ----------
  Net interest income after
    provision for loan losses                     1,325           1,056           3,641           3,108
                                             ----------      ----------      ----------      ----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                                   624             438           1,863           1,221
         Gain on sale of investments                 --              --               7             299
         Bank owned life insurance                   90              91             269             277
                                             ----------      ----------      ----------      ----------
           Total noninterest income                 714             529           2,139           1,797
                                             ----------      ----------      ----------      ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits             923             759           2,539           2,324
         Office building and equipment
           expenses                                 215             188             676             589
         Other operating expenses                   610             484           2,025           1,383
                                             ----------      ----------      ----------      ----------
           Total noninterest expense              1,748           1,431           5,240           4,296
                                             ----------      ----------      ----------      ----------

  Income before income taxes                        291             154             540             609
         Provision for income taxes                  72              19              95             112
                                             ----------      ----------      ----------      ----------
  NET INCOME                                 $      219      $      135      $      445      $      497
                                             ==========      ==========      ==========      ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                  2,338,221       2,309,890       2,350,332       2,300,319
                                             ==========      ==========      ==========      ==========
BASIC EARNINGS PER SHARE                     $      .09      $      .06      $      .19      $      .21
                                             ==========      ==========      ==========      ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                2,369,329       2,342,486       2,388,010       2,326,016
                                             ==========      ==========      ==========      ==========
DILUTED EARNINGS PER SHARE                   $      .09      $      .06      $      .19      $      .21
                                             ==========      ==========      ==========      ==========
DIVIDENDS DECLARED PER SHARE                 $      .07      $      .07      $      .28      $      .28
                                             ==========      ==========      ==========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
     -----------------------------------------------------------------------
                              COMPREHENSIVE INCOME
                              --------------------
              For the Nine Months Ended September 30, 2004 and 2003
            (Dollar amounts in thousands, except per share amounts)

                                                                                                                 Accumu-
                                                                                 Deferred                         lated
                                                                      Deferred    Compen-                          Other    Compre-
                                                                       Compen-    sation              Unearned    Compre-   hensive
                                       Common   Paid-In    Retained    sation    Treasury   Treasury   Compen-    hensive    Income
                                        Stock   Capital    Earnings  Obligation    Stock      Stock    sation     Income    (Note 1)
                                       ------   -------    --------  ----------  --------   --------  --------   --------   --------
BALANCE, December 31, 2002              $  32   $ 8,159    $ 16,467    $1,876     $(1,876)   $(6,088)   $(518)    $ 756

     Net income                            --        --         497        --          --         --       --        --      $ 497
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $141                    --        --          --        --          --         --       --      (163)      (163)
                                                                                                                             -----
     Comprehensive income                  --        --          --        --          --         --       --        --      $ 334
                                                                                                                             =====
     Amortization of unearned
         compensation                      --        --          --        --          --         --      104        --
     Dividends declared ($.28
         per share)                        --        --        (658)       --          --         --       --        --
     Exercise of stock options             --        73          --        --          --         --       --        --
     Purchase of Deferred
         Compensation Treasury
         Shares                            --        --          --        27         (27)        --       --        --
     Stock issued under Dividend
         Reinvestment Plan                 --        86          --        --          --         --       --        --
     Change in stock value of
         Employee Stock
         Ownership Plan                    --       (22)         --        --          --         --       --        --
                                        -----   -------    --------    ------     -------    -------    -----     -----

BALANCE, September 30, 2003             $  32   $ 8,296    $ 16,306    $1,903     $(1,903)   $(6,088)   $(414)    $ 593
                                        =====   =======    ========    ======     =======    =======    =====     =====

BALANCE, December 31, 2003              $  32   $ 8,426    $ 16,047    $1,969     $(1,969)   $(6,088)   $(416)    $ 551

     Net income                            --        --         445        --          --         --       --        --      $ 445
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $138                    --        --          --        --          --         --       --      (186)      (186)
                                                                                                                             -----
     Comprehensive income                  --        --          --        --          --         --       --        --      $ 259
                                                                                                                             =====
     Amortization of unearned
         compensation                      --        --          --        --          --         --       86        --
     Dividends declared ($.28
         per share)                        --        --        (668)       --          --         --       --        --
     Exercise of stock options             --        15          --        --          --         --       --        --
     Purchase of Deferred Compensation
         Treasury Shares                   --        --          --       105        (105)        --       --        --
     Stock issued under Dividend
         Reinvestment Plan                 --       101          --        --          --         --       --        --
     Change in stock value of
         Employee Stock
         Ownership Plan                    --       (14)         --        --          --         --       --        --
                                        -----   -------    --------    ------     -------    -------    -----     -----

BALANCE, September 30, 2004             $  32   $ 8,528    $ 15,824    $2,074     $(2,074)   $(6,088)   $(330)    $ 365
                                        =====   =======    ========    ======     =======    =======    =====     =====

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
              For the Nine Months Ended September 30, 2004 and 2003
                          (Dollar amounts in thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    2004           2003
                                                                                       --------       --------
  Net income                                                                           $    445       $    497
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation, amortization and accretion                                             432            372
       Loan fees (cost) deferred, net                                                       169            188
       Provision for loan losses                                                            548            596
       Gain on sale of investments                                                           (7)          (299)
       Gain on sale of fixed assets                                                          (9)            --
       Loss on sale of real estate, net                                                     133             70
       Origination of loans held for sale                                                (8,883)       (17,566)
       Proceeds from loans held for sale                                                  8,655         18,376
       Provision for deferred compensation                                                  105             27
       Increase in surrender value of Bank Owned Life Insurance                            (269)          (277)
  Decrease (increase) in assets:
       Accrued interest receivable                                                           25            225
       Other assets                                                                         131           (143)
  Increase (decrease) in liabilities:
       Accrued interest payable                                                              10            (12)
       Other liabilities                                                                    204            431
                                                                                       --------       --------
         Net cash provided by (used in) operating activities                              1,689          2,485
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of branch, net of cash acquired                                                   --          2,458
  Proceeds from maturities, calls and repayments of securities available-for-sale         8,495          7,153
  Proceeds from sale of securities available-for-sale                                     3,000          6,048
  Purchase of securities available-for-sale                                              (6,238)       (10,325)
  Proceeds from sales of real estate and repossessed assets                               1,441          1,478
  Purchase of loans                                                                      (3,500)            --
  Net loan originations                                                                 (19,715)       (21,060)
  Capital expenditures                                                                   (1,776)          (705)
                                                                                       --------       --------
         Net cash provided by (used in) investing activities                            (18,293)       (14,953)
                                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                    8,715          7,445
  Proceeds from borrowings                                                               83,485            600
  Repayment of borrowings                                                               (80,187)          (750)
  Proceeds from issuance of subordinated debentures                                       6,000             --
  Proceeds from exercise of stock options                                                    15             73
  Dividends paid                                                                           (668)          (658)
  Proceeds from dividend reinvestment                                                       101             86
  Purchase of treasury stock for Deferred Compensation Plan                                (105)           (27)
                                                                                       --------       --------
         Net cash provided by (used in) financing activities                             17,356          6,769
                                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        752         (5,699)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          7,621         25,432
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  8,373       $ 19,733
                                                                                       ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
       Income taxes                                                                    $    145       $    238
       Interest                                                                           3,060          3,046
  Non-cash transactions -
       Transfer of loans receivable to real estate owned                                  1,211            700
       Transfer of leased real estate owned to other assets                               3,246             --

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
               ---------------------------------------------------
                                   STATEMENTS
                                   ----------

1. BASIS OF PRESENTATION:
   ----------------------

FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First State Corp. ("FSC"), which in turn is the sole shareholder of First Financial Bank ("First Financial" or the "Bank").

The accompanying unaudited condensed consolidated financial statements as of September 30, 2004, and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003, include the accounts of the Company, FSC and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2. SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of September 30, 2004, and December 31, 2003, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

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

3. EARNINGS AND DIVIDENDS PER SHARE:
   ---------------------------------

Earnings per share ("EPS") for the three and nine months ended September 30, 2004 and 2003, were as follows:

                                        Three Months                                Three Months
                                  Ended September 30, 2004                    Ended September 30, 2003
                            --------------------------------------      --------------------------------------
                                           Dilutive                                    Dilutive
                                          Effect of                                   Effect of
                                            Options                                     Options
                               Basic        Issued       Diluted           Basic        Issued        Diluted
                            ----------    ---------     ----------      ----------    ---------     ----------
Net income                  $  219,000          --      $  219,000      $  445,000          --      $  445,000

Shares available to
   common shareholders       2,338,221      31,108       2,369,329       2,350,332      37,678       2,388,010
                            ----------      ------      ----------      ----------      ------      ----------

Earnings per share          $     0.09          --      $     0.09      $     0.19          --      $     0.19
                            ==========      ======      ==========      ==========      ======      ==========

                                         Nine Months                                 Nine Months
                                  Ended September 30, 2004                    Ended September 30, 2003
                            --------------------------------------      --------------------------------------
                                           Dilutive                                    Dilutive
                                          Effect of                                   Effect of
                                            Options                                     Options
                               Basic        Issued       Diluted           Basic        Issued        Diluted
                            ----------    ---------     ----------      ----------    ---------     ----------
Net income                  $  135,000          --      $  135,000      $  497,000          --      $  497,000

Shares available to
   common shareholders       2,309,890      32,595       2,342,486       2,300,319      25,697       2,326,016
                            ----------      ------      ----------      ----------      ------      ----------

Earnings per share          $     0.06          --      $     0.06      $     0.21          --      $     0.21
                            ==========      ======      ==========      ==========      ======      ==========

Options to purchase 196,233 and 51,859 shares of common stock at prices in excess of the average market price were outstanding during the quarter ended September 30, 2004 and 2003, respectively, but not included in the computation of diluted earnings per share.

Options to purchase 9,099 and 43,931 shares of common stock at prices in excess of the average market price were outstanding during the nine months ended September 30, 2004 and 2003, respectively, but not included in the computation of diluted earnings per share.

There were 35,145 and 43,931 shares of common stock held by the Employee Stock Ownership Plan and unallocated at September 30, 2004 and 2003, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended September 30, 2004, consisted of a $.07 per share quarterly dividend.

4. SEGMENT DISCLOSURE:
   -------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and nine months ended September 30, 2004 and 2003.

                                                    Three Months Ended September 30, 2004
                                      -------------------------------------------------------------------
                                         Banking          Holding                                Total
                                       Operations         Company          Eliminations         Company
                                      ------------      ------------       ------------      ------------
                                                                (In thousands)
Net interest income (expense)         $      1,502      $        (58)      $         --      $      1,444
Provision for loan losses                      119                --                 --               119
Noninterest income                             686                28                 --               714
Noninterest expense                          1,674                74                 --             1,748
                                      ------------      ------------       ------------      ------------
     Income (loss) before income
         taxes                                 395              (104)                --               291
Income tax expense (benefit)                   119               (47)                --                72
                                      ------------      ------------       ------------      ------------
     Net income (loss)                $        276      $        (57)      $         --      $        219
                                      ============      ============       ============      ============
     Total assets                     $    209,648      $     24,668       $    (22,042)     $    212,274
                                      ============      ============       ============      ============
     Capital expenditures             $         60      $         --       $         --      $         60
                                      ============      ============       ============      ============

                                                     Three Months Ended September 30, 2003
                                      -------------------------------------------------------------------
                                         Banking          Holding                                Total
                                       Operations         Company          Eliminations         Company
                                      ------------      ------------       ------------      ------------
                                                                (In thousands)
Net interest income                   $      1,220      $          6       $         --      $      1,226
Provision for loan losses                      170                --                 --               170
Noninterest income                             504                25                 --               529
Noninterest expense                          1,308               123                 --             1,431
                                      ------------      ------------       ------------      ------------
     Income (loss) before income
         taxes                                 246               (92)                --               154
Income tax expense (benefit)                    62               (43)                --                19
                                      ------------      ------------       ------------      ------------
     Net income (loss)                $        184      $        (49)      $         --      $        135
                                      ============      ============       ============      ============
     Total assets                     $    191,510      $     19,883       $    (17,890)     $    193,503
                                      ============      ============       ============      ============
     Capital expenditures             $        645      $         --       $         --      $        645
                                      ============      ============       ============      ============

                                                     Nine Months Ended September 30, 2004
                                      -------------------------------------------------------------------
                                         Banking          Holding                                Total
                                       Operations         Company          Eliminations         Company
                                      ------------      ------------       ------------      ------------
                                                                (In thousands)
Net interest income (expense)         $      4,279      $        (90)      $         --      $      4,189
Provision for loan losses                      548                --                 --               548
Noninterest income                           2,056                83                 --             2,139
Noninterest expense                          5,014               226                 --             5,240
                                      ------------      ------------       ------------      ------------
     Income (loss) before income
         taxes                                 773              (233)                --               540
Income tax expense (benefit)                   208              (113)                --                95
                                      ------------      ------------       ------------      ------------
     Net income (loss)                $        565      $       (120)      $         --      $        445
                                      ============      ============       ============      ============
     Total assets                     $    209,648      $     24,668       $    (22,042)     $    212,274
                                      ============      ============       ============      ============
     Capital expenditures             $      1,776      $         --       $         --      $      1,776
                                      ============      ============       ============      ============

                                                     Nine Months Ended September 30, 2003
                                      -------------------------------------------------------------------
                                         Banking          Holding                                Total
                                       Operations         Company          Eliminations         Company
                                      ------------      ------------       ------------      ------------
                                                                (In thousands)
Net interest income                   $      3,685      $         19       $         --      $      3,704
Provision for loan losses                      596                --                 --               596
Noninterest income                           1,721                76                 --             1,797
Noninterest expense                          3,900               396                 --             4,296
                                      ------------      ------------       ------------      ------------
     Income (loss) before income
         taxes                                 910              (301)                --               609
Income tax expense (benefit)                   249              (137)                --               112
                                      ------------      ------------       ------------      ------------
     Net income (loss)                $        661      $       (164)      $         --      $        497
                                      ============      ============       ============      ============
     Total assets                     $    191,510      $     19,883       $    (17,890)     $    193,503
                                      ============      ============       ============      ============
     Capital expenditures             $        705      $         --       $         --      $        705
                                      ============      ============       ============      ============

5. STOCK-BASED COMPENSATION:
   -------------------------

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

If the Company had elected to recognize compensation cost for options granted during the three and nine months ended September 30, 2004 and 2003, based on the fair value of the options as required by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Three Months                Nine Months
                                                       Ended                      Ended
                                                   September 30,              September 30,
                                              ----------------------      ----------------------
                                                2004          2003          2004          2003
                                              --------      --------      --------      --------
                                                  (In thousands, except per share amounts)
Net income - as reported                      $    219      $    135      $    445      $    497
Stock-based compensation expense                    24            60            27            60
                                              --------      --------      --------      --------
Net income - proforma                              195            75           418           437
                                              ========      ========      ========      ========

Earnings per share - as reported
     Basic                                    $    .09      $    .06      $    .19      $    .21
     Diluted                                  $    .09      $    .06      $    .19      $    .21

Earnings per share - pro forma
     Basic                                    $    .08      $    .03      $    .18      $    .19
     Diluted                                  $    .08      $    .03      $    .18      $    .19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

                                                   2004            2003
                                                  ------          ------

          Expected dividend yield                  4.67%           4.40%
          Expected stock price volitility            31%             38%
          Risk-free interest rate                  3.36%           2.25%
          Expected life of options               5 Years         5 Years

6. PENSION DISCLOSURES:
   --------------------

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

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                      ------------------      -----------------
                                        2004       2003        2004        2003
                                        ----       ----       -----       -----
                                         (In thousands)         (In thousands)
Service cost                            $ 44       $ 39       $ 132       $ 117
Interest cost                             31         30          93          90
Expected return on plan assets           (25)       (20)        (75)        (60)
Amortization of transitional asset        (1)        (1)         (3)         (3)
Recognized actuarial loss                  6          4          18          12
                                        ----       ----       -----       -----
Net periodic benefit cost               $ 55       $ 52       $ 165       $ 156
                                        ====       ====       =====       =====

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it generally contributes to the Defined Benefit Pension Plan the maximum amount deductible based on current income tax laws. The Company contributed $294,000 in 2004.

7. PENDING ACCOUNTING PRONOUNCEMENTS:
   ----------------------------------

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

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 105, Application of Accounting Principles to Loan Commitments, which summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for a derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company adopted SAB 105 on April 1, 2004, and the effect was not material.

In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The disclosure requirements are effective for annual reporting periods ending after June 15, 2004. However, the FASB has approved issuing a staff position to delay the requirements to record impairment. The Company has adopted the disclosure requirements of this EITF.

8. SUBORDINATED DEBT:
   ------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include: changes in interest rates, changes in the general economy, changes in the Company's strategies for credit-risk management, interest-rate risk management and investment activities, change in accounting principals, policies or guidelines, legislative or regulatory changes, changes in monetary or fiscal policies, and other economic, competitive, governmental, regulatory and technological factors. Accordingly, any forward- looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Comparison  of Financial  Condition as of September  30, 2004,  and December 31,
--------------------------------------------------------------------------------
2003
----

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and federal funds sold increased $924, or 19.8%, to $5,593 at September 30, 2004. The increase was substantially the result of increases in deposits and decreases in investments, net of increases in loans.

Securities available-for-sale decreased $5,805, or 18.9%, to $24,935 at September 30, 2004. During the nine months ended September 30, 2004, investments totaling $8,495 were called or matured, $6,238 were purchased and $3,000 were sold.

Loans receivable, net, at September 30, 2004, were $157,584, an increase of $21,485, or 15.8%, from $136,099 at December 31, 2003. The increase was primarily the result of increased portfolio originations in connection with adjustable rate commercial mortgages. In addition, the Company purchased loans totalling $3,500 during the quarter ended June 30, 2004.

The Company's consolidated allowance for loan losses increased to $1,653 at September 30, 2004, from $1,397 at December 31, 2003. This increase was partially due to a provision to the allowance for loan losses of $548 for the nine months ended September 30, 2004, net of charge-offs over recoveries of $292. Nonperforming loans at September 30, 2004, decreased to $215, or 0.14% of loans receivable, from $289, or 0.20% of loans receivable, at December 31, 2003. At September 30, 2004, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, increased $748, or 15.2%, to $5,656 at September 30, 2004. The increase was substantially the result of a new branch facility constructed in Pelham, Alabama. The previous facility was under lease and a larger facility was needed because of growth. The branch opened in May, 2004.

Real estate owned was $1,300 at September 30, 2004, a decrease of $2,916 from $4,216 at December 31, 2003. The decrease was substantially the result of three commercial properties totaling $3,246 acquired by foreclosure prior to December 31, 2003, which are now under lease with one year purchase options and recorded as other assets.

Other assets increased $3,364, or 264.1%, to $4,638 as of September 30, 2004, primarily because of the addition of $3,246 of property under lease as discussed above.

Deposits increased $8,715, or 5.8%, to $159,824 at September 30, 2004, from $151,109 at December 31, 2003. The increase was substantially the result of increases in commercial checking accounts and, to a lesser extent, increases in certificates of deposit.

Borrowings increased by $3,298, or 13.9%, to $27,078 at September 30, 2004, substantially as a result of an increase in overnight borrowings to fund loan demand.

Subordinated debentures of $6,000 were recorded during the quarter ended June 30, 2004. The Company established FirstFed Statutory Trust I ("Trust"), a wholly-owned statutory business trust. The Company is the sole sponsor of the Trust and acquired the Trust's common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust securities ("Trust Preferred Securities") in the amount of $6,000 and using proceeds to purchase junior subordinated debentures issued by the Company. The proceeds from the offering are being used to fund internal and external growth. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

The Company had stockholders' equity of $18,331 as of September 30, 2004, a decrease of $221, or 1.2%, from $18,552 as of December 31, 2003. Net income for the nine months ended September 30, 2004, was $445. Equity was decreased by dividends of $.28 per share, or $668. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter. In addition, accumulated other comprehensive income decreased $186, or 33.8%, to $365 at September 30, 2004, as a result of decreases in the fair value of the securities available-for-sale primarily due to higher market rates of interest.

Liquidity and Capital Resources
-------------------------------

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, and liability maturities, and ensuring that the

Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. In addition, at September 30, 2004, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta and correspondent banks if the need for additional funds arises. At September 30, 2004, the Bank had commitments to originate and fund loans of $16.6 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of September 30, 2004.

                                                                September 30, 2004
                                   --------------------------------------------------------------------------
                                                          (Dollar amounts in thousands)
                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                   For Capital             Prompt Corrective
                                           Actual               Adequacy Purposes          Action Provisions
                                   --------------------       ---------------------      --------------------
                                    Amount         Rate        Amount          Rate       Amount         Rate
                                   -------         ----       -------          ----      -------         ----
Tier 1 Risk-Based Capital
     Consolidated                  $22,733         12.9%          N/A           N/A          N/A           N/A
     First Financial Bank           18,190         10.5%      $ 8,335          4.0%      $12,503          6.0%

Total Risk-Based Capital
     Consolidated                  $24,387         13.8%          N/A           N/A          N/A           N/A
     First Financial Bank           19,844         11.4%      $13,925          8.0%      $17,406         10.0%

Tier 1 Leverage
     Consolidated                  $22,733         10.9%          N/A           N/A          N/A           N/A
     First Financial Bank           18,190          8.7%      $ 6,962          4.0%      $ 8,703          5.0%

As of September 30, 2004, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended  September 30, 2004
--------------------------------------------------------------------------------
and 2003
--------

Net income for the three months ended September 30, 2004, was $219, an increase of $84, or 62.2%, from net income of $135 for the three months ended September 30, 2003. The increase was primarily the result of increases in fee income and net interest income for the quarter ended September 30, 2004, compared to the same period a year ago, which were somewhat offset by increases in costs related to real estate acquired through foreclosure and salary and benefit expense.

Interest Income
---------------

Total interest income increased $312, or 14.1%, to $2,527 for the three months ended September 30, 2004. This increase was due to an increase in the average balance on interest-earning assets for the three months ended September 30, 2004, compared to the same quarter a year ago, coupled with an increase in the average yield on interest-earning assets to 5.5% for the three months ended September 30, 2004, compared to 5.2% for the same quarter a year ago.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 2004, was $1,083, an increase of $94, or 9.5%, from $989 for the quarter ended September 30, 2003. The increase was substantially the result of an increase in the average balance of interest-bearing liabilities compared to the same quarter a year ago. The average rate paid on interest-bearing liabilities increased to 2.4% for the three months ended September 30, 2004 compared to 2.3% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 2004, increased $218, or 17.8%, to $1,444 from the quarter ended September 30, 2003, level of $1,226. The increase was primarily the result of an increase in the average net interest spread to 3.1% for the quarter ended September 30, 2004, compared to 2.9% for the same period a year ago. The net interest margin also increased to 3.1% for the quarter ended September 30, 2004, from 2.9% for the same quarter a year ago.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a charge to the provision of $119 during the quarter ended September 30, 2004, compared to $170 for the quarter ended September 30, 2003. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self- correcting mechanism.

Noninterest Income
------------------

Noninterest income during the quarter ended September 30, 2004, increased $185, to $714, from the September 30, 2003, level of $529. The increase was primarily the result of increased non-sufficient funds fees associated with an overdraft privilege program implemented in December 2003.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended September 30, 2004, increased $317, or 22.2%, to $1,748, from the September 30, 2003, quarter of $1,431. The increase in other operating expense was attributable to an increase in expenses and losses in connection with real estate owned and an increase in salary and benefits related to increased incentive pay related to growth and performance.

Income Taxes
------------

The provision for income taxes increased $53, to $72 for the quarter ended September 30, 2004, as compared to $19 for the corresponding quarter in the previous year. The increased tax expense was due primarily to an increase in pretax income.

Results of Operations - Comparison  of the Nine Months Ended  September 30, 2004
--------------------------------------------------------------------------------
and 2003
--------

Net income for the nine months ended September 30, 2004, was $445, a decrease of $52, or 10.5%, from net income of $497 for the nine months ended September 30, 2003. The decrease was primarily the result of a $299 gain on the sale of investments recorded during the nine months ended September 30, 2003, and no comparable transaction was recorded during the current year. In addition, earnings for the nine months ended September 30, 2004, were negatively impacted by costs of $520 related to real estate acquired through foreclosure. These items were substantially offset by an increase of $642, or 52.5%, in fee and noninterest income and an increase of $485, or 13.1%, in net interest income when comparing the nine months ended September 30, 2004 to the same period a year ago.

Interest Income
---------------

Total interest income increased $508, or 7.5%, to $7,249 for the nine months ended September 30, 2004. This increase was substantially the result of an increase in the average balance on interest-earning assets for the nine months ended September 30, 2004, compared to the same period a year ago, offset slightly by a decrease in the average yield on the interest-earning assets to 5.3% during the nine months ended September 30, 2004, from 5.4% during the nine months ended September 30, 2003.

Interest Expense
----------------

Interest expense for the nine months ended September 30, 2004, increased $23, or 0.8%, to $3,060, from $3,037 during the nine months ended September 30, 2003. This increase was primarily attributable to an increase in the average balance of interest-bearing liabilities. The increase was somewhat offset by a decrease in the average rate paid on interest-bearing liabilities to 2.3% for the nine months ended September 30, 2004, compared to 2.5% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 2004, increased $485, or 13.1%, to $4,189, from $3,704 for the nine months ended September 30, 2003. This increase was due primarily to growth of the Company and an increase in the net interest spread to 3.1% for the nine months ended September 30, 2004, compared to 3.0% for the same period a year ago. The net interest margin increased to 3.1% for the nine months ended September 30, 2004, from 3.0% for the nine months ended September 30, 2003.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a charge to the provision of $548 during the nine months ended September 30, 2004, compared to $596 for the nine months ended September 30, 2003. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio  into problem and  non-problem  loans.  The Bank then  determines  the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income
------------------

Noninterest income for the nine months ended September 30, 2004, totaled $2,139 as compared to $1,797 for the nine months ended September 30, 2003. The increase in noninterest income was substantially the result of an increase of $642, or 52.6%, in fee income for the nine months ended September 30, 2004, compared to the same period a year ago. This increase was substantially the result of increased non-sufficient funds fees associated with an overdraft privilege program implemented in December 2003. Another consideration was a $299 gain on the sale of investments recorded during the nine months ended September 30, 2003, and there was no comparable transaction in the current year.

Noninterest Expenses
--------------------

Noninterest expenses during the nine months ended September 30, 2004, increased $944 to $5,240 from the 2003 level of $4,296. The increase in noninterest expense from a year ago was substantially attributable to increased expenses in connection with real estate owned. Also contributing to the increase were slight increases in compensation expense, other operating expenses, and depreciation expense.

Income Taxes
------------

The provision for income taxes decreased $17, to $95 for the nine months ended September 30, 2004, as compared to $112 for the corresponding period of the prior year. The decreased tax expense was due to the decrease in pretax income.

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company
(including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Effective as of December 31, 2005, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company's internal controls over financial reporting. Additionally, it requires the Company's independent registered public accounting firm to report on management's assessment as well as report on its own assessment of the effectiveness of the Company's internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and will retain an outside firm to assist it in determining the effectiveness of the Company's internal controls over financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 2004, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(a)   Exhibits.

      Exhibit  31.1 -  Certifications  of Chief  Executive  Officer  pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit  31.2 -  Certifications  of Chief  Financial  Officer  pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K dated July 30, 2004, furnishing under Item 12 ("Results of Operations and Financial Condition") announcement of the Company's results of operations for the quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRSTFED BANCORP, INC.


Date: November 15, 2004                       \s\ B. K. Goodwin, III
      -----------------                       --------------------------------
                                              B. K. Goodwin, III,
                                              Chairman of the Board,
                                              Chief Executive Officer,
                                              and President


Date: November 15, 2004                       \s\ Lynn J. Joyce
      -----------------                       --------------------------------
                                              Lynn J. Joyce
                                              Chief Financial Officer,
                                              Executive Vice President,
                                              Secretary and Treasurer