Form 10KSB
period 2004-12-31
FIRSTFED BANCORP INC
filed 2005-03-16
CIK 876947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004.
                                            -----------------

                                       OR

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ To __________.

                         Commission File Number: 0-19609
                                                 -------

                             FirstFed Bancorp, Inc.
              (Exact name of small business issuer in its charter)

             Delaware                                         63-1048648
---------------------------------                         -------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                         identification No.)

      1630 Fourth Avenue North
          Bessemer, Alabama                                       35020
---------------------------------------                         --------
(Address of principal executive office)                         Zip Code

Registrant's telephone number, including area code: (205) 428-8472
                                                    --------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| N0 |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year $12,763,000.
                                                        ------------

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons other than directors, executive officers and 10% stockholders of the registrant), based on the closing sales price of the registrant's common stock as quoted on the NASDAQ SmallCap Market February 24, 2005, was $10,340,878.

As of February 24, 2005, there were outstanding 2,424,816 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement for the December 31, 2004, Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               Page
                                                                                                               ----
PART I.
         ITEM I.    Description of Business.......................................................................1

         ITEM 2.    Description of Property......................................................................15

         ITEM 3.    Legal Proceedings............................................................................16

         ITEM 4.    Submission of Matters to a Vote of Security Holders..........................................16

PART II.
         ITEM 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer
                         Purchases of Equity Securities..........................................................16

         ITEM 6.    Management's Discussion and Analysis or Plan of Operation....................................17

         ITEM 7.    Financial Statements.........................................................................22

         ITEM 8.    Changes In and Disagreements With Accountants on
                           Accounting and Financial Disclosure...................................................22

         ITEM 8A.   Controls and Procedures......................................................................22

         ITEM 8B.   Other Information............................................................................23

PART III.
         ITEM 9.    Directors, Promoters and Control Persons; Compliance with Section 16(a)
                           of the Exchange Act...................................................................23

         ITEM 10.   Executive Compensation.......................................................................23

         ITEM 11.   Security Ownership of Certain Beneficial Owners and Management and Related
                           Stockholder Matters...................................................................23

         ITEM 12.   Certain Relationships and Related Transactions...............................................24

         ITEM 13.   Exhibits.....................................................................................24

         ITEM 14.   Principal Accountant Fees and Services.......................................................25

Report of Independent Registered Public Accounting Firm.........................................................A-1

Consolidated Statements of Financial Condition..................................................................A-2

Consolidated Statements of Income...............................................................................A-3

Consolidated Statements of Stockholders' Equity and Comprehensive Income........................................A-4

Consolidated Statements of Cash Flows...........................................................................A-5

Notes to Consolidated Financial Statements......................................................................A-6


                                       i.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS:
        ------------------------

THE COMPANY

FirstFed Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company that has registered as a financial holding company. The Company also serves as the holding company for First State Corporation ("FSC"). FSC is the sole shareholder for First Financial Bank ("First Financial" or the "Bank").

The Company's assets consist primarily of its subsidiary investment and liquid investments. It engages in no significant independent activity. The Company had total assets of $214,443,000, total deposits of $157,545,000 and stockholders' equity of $18,418,000 at December 31, 2004.

The Company's earnings are primarily dependent upon the net interest income of First Financial, which is the difference between the income derived from interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposit accounts. Net interest income is affected by (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

The Company's executive office is located at the main office of First Financial, 1630 Fourth Avenue North, Bessemer, Alabama 35020. The telephone number is (205) 428-8472.

FIRST FINANCIAL BANK

As of December 31, 2004, the Bank's principal business consisted of attracting deposits from the general public and investing those deposits in one-to-four-family residential mortgage loans, commercial mortgage loans, commercial loans and consumer loans. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowable by the FDIC. The Bank was subject to regulation, examination and supervision by the FDIC and the State Banking Department of the State of Alabama (the "Banking Department").

The Bank conducts business from eight locations in Bibb, Jefferson, Shelby and Tuscaloosa Counties, Alabama, consisting of its home office in Bessemer and seven other branches, one each in Centreville, Hoover, Hueytown, Pelham, Vance, West Blocton and Woodstock. Each branch is a full-service facility.

LIQUIDITY

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, liability maturities and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position, and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. The Company also has accessibility to market sources of funds such as FHLB advances, purchase of Fed Funds and correspondent bank borrowings. The Consolidated Statements of Cash Flows, included in the Annual Report, provides an analysis of cash from operating, investing, and financing activities for each of the two years in the period ended December 31, 2004.

Sources of liquidity discussed in Notes to Consolidated Financial Statements include: Note 2 - "Maturity of Securities Portfolio" and Note 8 - "Maturity Distribution of Deposits". Also, see "Loan Maturity" and "Deposits, Borrowings and Other Sources of Funds" herein for additional sources of liquidity.

No trends in the sources or uses of cash by the Company are expected to have a significant impact on the Company's liquidity position. The Company believes that the current level of liquidity is sufficient to meet current and future liquidity requirements.

KEY OPERATING DATA

The following table summarizes certain key ratios for the years ended December 31, 2004, 2003 and 2002.

                                                   2004        2003        2002
                                                   ----        ----        ----

Return on average total assets                      .37%        .21%        .11%
Return on average equity                           4.17%       2.15%       1.08%
Average equity to average total assets             8.93%       9.94%      10.46%
Dividend payout ratio                               109%        206%        389%

AVERAGE BALANCES, YIELDS EARNED AND RATES PAID

The following tables set forth certain information relating to the Company's consolidated statements of financial condition for the years ended December 31, 2004, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived subject to certain adjustments from daily balances. The average balances of loans include non-accrual loans. For further discussion, see Item 6. "Management's Discussion and Analysis or Plan of Operation".

                                                            2004                          2003                        2002
                                                  ------------------------     ------------------------     -----------------------
                                                    Average                      Average                     Average
                                                    Balance       Interest       Balance       Interest      Balance       Interest
                                                  ----------     ---------     ----------     ---------     ---------     ---------
                                                                                   (In thousands)
Interest-earning assets:
   Loans                                          $  153,015     $   8,688     $  123,023     $   7,473     $ 106,603     $   8,429
   Securities                                         25,915         1,150         27,940         1,373        33,280         1,916
   Other interest-earning assets                       3,787            13         18,243           159        27,519           320
                                                  ----------     ---------     ----------     ---------     ---------     ---------

Total interest-earning assets                        182,717         9,851        169,206         9,005       167,402        10,665
                                                                 ---------                    ---------                   ---------
Non-interest-earning assets                           22,627                       18,611                      14,585
                                                  ----------                   ----------                   ---------

   Total assets                                   $  205,344                   $  187,817                   $ 181,987
                                                  ==========                   ==========                   =========

Interest-bearing liabilities:
   Deposits                                       $  155,485     $   2,957     $  148,092     $   3,137     $ 145,094     $   4,021
   Borrowings                                         30,562         1,233         18,285           900        17,504           895
                                                  ----------     ---------     ----------     ---------     ---------     ---------

Total interest-bearing liabilities                   186,047         4,190        166,377         4,037       162,598         4,916
Non-interest bearing liabilities                         955                        2,694                         808
                                                  ----------     ---------     ----------     ---------     ---------     ---------
                                                                 $   5,661                   $    4,968                   $   5,749
                                                                 =========                   ==========                   =========
   Total liabilities                                 187,002                      169,071                     163,406
Stockholders' equity                                  18,342                       18,746                      18,581
                                                  ----------                   ----------                   ---------
   Total liabilities and stockholders' equity     $  205,344                   $  187,817                   $ 181,987
                                                  ==========                   ==========                   =========

                                                         2004                2003               2002
                                                         ----                ----               ----
Yield on:
  Loans                                                   5.68%              6.07%              7.91%
  Securities (1)                                          4.44               4.92               5.76
  Other interest-earning assets                           0.37               0.87               1.16
     All interest-earning assets                          5.39               5.32               6.37

Rate paid on:
  Deposits                                                1.90               2.12               2.77
  Borrowings                                              4.03               4.92               5.11
     All interest-bearing liabilities                     2.25               2.43               3.02

Interest rate spread (2)                                  3.14%              2.89%              3.35%
                                                        ======             ======             ======

Net yield (3)                                             3.10%              2.94%              3.43%
                                                        ======             ======             ======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-exempt basis using an income tax rate of 34% for 2004, 2003 and 2002.

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

Net interest income increased $693,000 for the year ended December 31, 2004, compared to the year ended December 31, 2003.

                                                            Year Ended                           Year Ended
                                                        December 31, 2004                   December 31, 2003
                                                              Versus                               Versus
                                                            Year Ended                           Year Ended
                                                        December 31, 2003                    December 31, 2002
                                               ---------------------------------      ---------------------------------
                                                Volume        Rate         Net        Volume        Rate          Net
                                               -------      -------      -------      -------      -------      -------
                                                                            (In thousands)
Increase (decrease) in interest earned on:
     Loans                                     $ 1,650      $  (435)     $ 1,215      $ 1,874      $(2,830)     $  (956)
     Securities                                    (95)        (129)        (224)        (284)        (259)        (543)
     Other interest-earning assets                 (66)         (79)        (145)         (92)         (69)        (161)
                                               -------      -------      -------      -------      -------      -------
     Total                                       1,489         (643)         846        1,498       (3,158)      (1,660)
                                               -------      -------      -------      -------      -------      -------

Decrease (increase) in interest paid on:
     Deposits                                     (167)         347          180          (54)         938          884
     Other borrowings                             (456)         123         (333)          (8)           3           (5)
                                               -------      -------      -------      -------      -------      -------
     Total                                        (623)         470         (153)         (62)         941          879
                                               -------      -------      -------      -------      -------      -------

     Net increase (decrease) in net
       interest income                         $   866      $  (173)     $   693      $ 1,436      $(2,217)     $  (781)
                                               =======      =======      =======      =======      =======      =======

ASSET/LIABILITY MANAGEMENT

The principal objective of the Company's asset and liability management process is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity or repricing periods. The asset and liability management process is dependent on numerous assumptions, many of which require significant judgments by the Company. The Company's actions in this regard are taken under the guidance of the Bank's Asset Liability Committee ("ALCO") that is comprised of members of senior management. The ALCO generally meets quarterly and is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The ALCO manages the Company's interest rate risk position using both income simulation and interest rate sensitivity "gap" analysis. The ALCO has established internal parameters for monitoring the income simulation and gap analysis. These guidelines serve as benchmarks for evaluating actions to balance the current position against overall strategic goals. The ALCO monitors current exposures and reports these to the Board of Directors.

The Company has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of assets and liabilities. The strategies are intended to stabilize net interest income for the long-term by protecting the interest rate spread against fluctuations in market interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage loans. Other strategies include seeking to maintain a stable core deposit base with a relatively high percentage of low cost deposits. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. At December 31, 2004, the cumulative one-year gap was slightly negative using the indicated assumptions. The primary reason for this is that a relatively large base of deposit products do not reprice on a contractual basis. These deposit products are primarily traditional savings accounts and transaction interest-bearing accounts. Balances for the accounts are reported in the "within one year" repricing category and comprise 30.8% of total interest-bearing liabilities. The rates paid on these accounts are typically sensitive to changes in market interest rates only under certain conditions, such as market interest rates falling to historically low levels. Management believes that the Company's strong capital position is sufficient to protect against the negative effects of interest rate changes on net income.

Simulation is used as a tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income of interest rate changes up to 200 basis points. The ALCO reviews simulation results to determine the effect resulting from change in market interest rates. At December 31, 2004, net interest income simulation indicate that the Company's exposure to changing interest rates is not significant and within acceptable tolerance.

Interest Rate Sensitivity Analysis
----------------------------------

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are expected to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the contractual terms of the asset or the liability, except as stated below. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change. No prepayment assumptions have been applied to fixed-rate loans. Certificates of deposit are shown as being due in the period of maturity. Savings and transaction accounts are shown as repricing within one year. The assumption that assets and liabilities will reprice or mature in accordance with their contractual terms should not be considered indicative of the actual results that may be experienced by the Bank.

                                                                                              Over
                                               Within           1-3             3-5             5
                                               1 Year          Years           Years          Years           Total
                                             ---------       ---------       ---------      ---------       ---------
                                                                     (Dollars in thousands)
Interest-earning assets:
     Loan receivable (1)                     $ 107,632       $  11,498       $  32,430      $  12,259       $ 163,819
     Securities available-for-sale               4,334          12,919           2,728          2,960          22,941
     Cash investments                            1,665              --              --             --           1,665
                                             ---------       ---------       ---------      ---------       ---------

Total interest-earning assets                  113,631          24,417          35,158         15,219         188,425
                                             ---------       ---------       ---------      ---------       ---------

Interest bearing-liabilities:
     Savings accounts (2)                       26,872              --              --             --          26,872
     Transaction accounts (2)                   35,234              --              --          1,150          36,384
     Certificate accounts                       60,657          21,609          11,996             27          94,289
     Borrowings                                 14,494              --              --         17,000          31,494
     Subordinated debentures                        --              --              --          6,000           6,000
                                             ---------       ---------       ---------      ---------       ---------

Total interest-bearing liabilities             137,257          21,609          11,996         24,177         195,039
                                             ---------       ---------       ---------      ---------       ---------

Interest sensitivity gap per period          $ (23,626) $        2,808       $  23,162      $  (8,958)      $  (6,614)
                                             =========       =========       =========      =========       =========

Cumulative interest sensitivity gap          $ (23,626)      $ (20,818)      $   2,344      $  (6,614)      $  (6,614)
                                             =========       =========       =========      =========       =========

Percentage of cumulative gap to total
assets                                          (11.02)%         (9.71)%          1.09%         (3.08)%         (3.08)%

Cumulative ratio of interest-sensitive
assets to interest-sensitive liabilities         82.79%          86.90%         101.37%         96.61%          96.61%

(1) Includes $739,000 in loans held for sale; such loans are reflected in the above table in the within 1 year category.

(2) Assumes that each savings and transaction account will be withdrawn in favor of an account with a more favorable interest rate within one year. This assumption maximizes the amount of liabilities repricing during such period. Normally, the rates paid on these accounts are not particularly sensitive to changes in market interest rates. If these amounts were spread based on expected repricing characteristics, the cumulative gap would have been significantly reduced. The noninterest-bearing checking accounts were included in the over 5 years category.

LENDING ACTIVITIES

General
-------

The Company's loan portfolio is comprised primarily of first mortgage loans secured by one-to-four family residences and commercial property, a majority of which are adjustable rate. The Company originates loans on real estate located in its primary lending areas in Jefferson, Shelby, Bibb and Tuscaloosa Counties of Alabama, which include Bessemer, Pelham, Hueytown, Hoover, West Blocton, Centreville, Woodstock and Vance.

The Company has not purchased servicing rights. The Company routinely sells fixed rate loans in the secondary market with servicing released. Mortgage servicing rights are capitalized based on relative fair value.

Residential Lending - One-to-Four Family
----------------------------------------

The Company offers various adjustable rate one-to-four family residential loan products ("ARMs"). ARMs generally are subject to a limitation of 2% per annum adjustment for interest rate increases and decreases, with a lifetime cap of 8% on increases. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates.
Interest rates and origination fees on ARMs are priced to provide a profit margin and not necessarily to be competitive in the local market. One-to-four family residential ARMs do not provide for negative amortization.

The Company generally makes one-to-four family residential mortgage loans in amounts not to exceed 85% of the appraised value or sale price, whichever is less, of the property securing the loan, or up to 95% if the amount in excess of 85% of the appraised value is secured by private mortgage insurance, and 80% to 85% with an increased interest rate. The Company usually charges an origination fee of 1.00% on one-to-four family residential mortgage loans. The Company's loan policy requires approval by a loan committee or the Board of Directors for loans over specified amounts. The Board of Directors is furnished with an analysis of the respective monthly loan activity.

In addition to ARM lending, the Company may originate fixed rate one-to-four family residential loans. However, at this time, all fixed rate loans are being sold into the secondary market, servicing released. Investor relationships have been established with a major bank and mortgage companies. In addition, the Company is approved by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA) to sell and service loans. These outlets allow more diversified products and enhance the ability to manage interest rate risk. The Company has these loans underwritten by a contract underwriter or the purchaser making these fixed rate mortgage loans.

Commercial Real Estate Lending
------------------------------

Loans secured by commercial real estate totaled approximately $56.9 million, or 35.3% of the total loan portfolio, at December 31, 2004. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Company. Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, warehouses, churches, hotels/motels, and other non-residential buildings. Of the commercial real estate loans outstanding at December 31, 2004, most are located within 100 miles of the Company's office locations and were made to local customers. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial real estate loans generally have 10 to 20 year terms and are made at rates based upon market rates for the type of property. Such loans amortize over the life of the loan. Commercial real estate loans are usually made at adjustable rates. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area.

Construction Lending
--------------------

The Company has several construction loan programs. At December 31, 2004, the Company had $39.7 million in construction loans or 24.6% of the loan portfolio. Such loans are primarily classified as one-to-four family residential loans or commercial real estate loans depending upon the character of the property used as collateral. Of such amount, $9.7 million was undisbursed at December 31, 2004, and consisted primarily of loans to individuals for construction of residential properties. The Company presently charges adjustable interest rates on construction and construction-permanent loans. Construction and construction-permanent loans may be made for up to 80% of the anticipated value of the property upon completion. Funds are disbursed based upon percentage of completion as verified by an on-site inspection.

Consumer Lending
----------------

As a community-oriented lender, the Company offers certain secured and unsecured consumer loans, including primarily loans secured by deposits, automobile loans, mobile home loans, signature loans and other secured and unsecured loans. Consumer loans totaled $7.0 million or 4.3% of the total loan portfolio at December 31, 2004. Consumer loans, while generally having higher yields than residential mortgage loans, involve a higher credit risk.

Home Equity Lending
-------------------

Home equity lines may be made not to exceed 90% of the first and second combined mortgage loan to value. These loans are credit lines with a maximum loan term of 10 years. The interest rate on these lines of credit adjusts monthly at a rate based on prime. At December 31, 2004, the outstanding home equity loan balance was $8.5 million.

Commercial Lending
------------------

The Company originates commercial loans and commercial lines of credit. The commercial loans are based on serving market needs while limiting risk to reasonable standards and lending only to strong, well established businesses in the Company's market areas. Commercial loans are adjustable rate loans or have short-term maturities (typically one year) and are generally, secured by equipment, accounts receivable and inventory. Commercial loans totaled approximately $7.9 million or 4.9% of the total loan portfolio at December 31, 2004.

Analysis of Loan Portfolio
--------------------------

The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated. At December 31, 2004, the Company had no concentrations of loans exceeding 10% of total loans that are not disclosed below.

                                                             As of December 31,
                                     -----------------------------------------------------------------
                                        2004          2003          2002          2001          2000
                                     ---------     ---------     ---------     ---------     ---------
                                       Amount        Amount        Amount        Amount        Amount
                                     ---------     ---------     ---------     ---------     ---------
                                                           (Dollars in thousands)
Mortgage loans:
  One-to-four family residential     $  52,207     $  53,569     $  47,903     $  63,075     $  65,061
  Construction                          39,731        27,277        24,542         9,846        13,874
  Commercial real estate                56,986        41,854        17,415        18,529        15,876
                                     ---------     ---------     ---------     ---------     ---------

Total mortgage loans                   148,924       122,700        89,860        91,450        94,811
                                     ---------     ---------     ---------     ---------     ---------

Consumer loans:
  Savings accounts                         133           220           497         1,065         1,035
  Other                                  6,855         7,563         7,674        10,462        12,939
                                     ---------     ---------     ---------     ---------     ---------

Total consumer loans                     6,988         7,563         8,171        11,527        13,974
                                     ---------     ---------     ---------     ---------     ---------

Commercial loans                         7,907         7,485         7,406         6,869        10,702
                                     ---------     ---------     ---------     ---------     ---------

Total loans receivable                 163,819       137,748       105,437       109,846       119,487
                                     ---------     ---------     ---------     ---------     ---------

Less:
  Allowance for loan losses              1,684         1,397         1,059           775           966
  Net deferred loan fees                   294           252            68            85           (15)
                                     ---------     ---------     ---------     ---------     ---------
                                         1,978         1,649         1,127           860           951
                                     ---------     ---------     ---------     ---------     ---------

     Loans receivable, net           $ 161,841     $ 136,099     $ 104,310     $ 108,986     $ 118,536
                                     =========     =========     =========     =========     =========

Loan Maturity
-------------

The following table shows the maturity, without regard to repricing dates, of the loan portfolio at December 31, 2004, based upon contractual maturity. See page 6, "Interest Rate Sensitivity Analysis", for an analysis of loans based on expected repricing or maturity.

                                                     December 31, 2004
                              ----------------------------------------------------------------
                               One-to-Four
                                 Family
                              Residential
                                   and        Commercial
                              Construction    Real Estate   Consumer   Commercial
                                  Loans          Loans        Loans       Loans        Total
                              ------------    ------------  --------   ----------     --------
                                                        (In thousands)
Amounts Due:
  One year or less              $ 34,356       $  3,627     $  1,744     $  5,933     $ 45,660
  One year through 5 years        10,519         11,203        4,335        1,850       27,907
  After 5 years                   47,063         42,156          909          124       90,252
                                --------       --------     --------     --------     --------
                                $ 91,938       $ 56,986     $  6,988     $  7,907      163,819
                                ========       ========     ========     ========

Less:
  Allowance for loan losses                                                              1,684
  Net deferred loan fees                                                                   294
                                                                                      --------

Loans receivable, net                                                                 $161,841
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

The following table sets forth at December 31, 2004, the dollar amount of loans due after December 31, 2005, based upon contractual maturity dates, and whether such loans have fixed interest rates for the life of the loan or adjustable interest rates:

                                                  Due After December 31, 2005
                                              ----------------------------------
                                                Fixed     Adjustable      Total
                                              --------    ----------    --------
                                                        (In thousands)
Mortgage Loans:
  One-to-four family & Construction           $ 19,435     $ 38,147     $ 57,582
  Commercial real estate                         4,170       49,189       53,359
                                              --------     --------     --------

       Total mortgage loans                     23,605       87,336      110,941
                                              --------     --------     --------

Consumer loans                                   5,244           --        5,244
                                              --------     --------     --------

Commercial loans                                 1,783          191        1,974
                                              --------     --------     --------

       Total loans receivable, gross          $ 30,632     $ 87,527     $118,159
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

Loan Delinquencies, Nonperforming Assets and Classified Assets
--------------------------------------------------------------

Nonperforming assets include nonaccruing loans and real estate owned. The Company's policy is to stop accruing interest income when any loan is past due as to principal or interest in excess of 90 days and the ultimate collection of either is in doubt. Foreclosed real estate occurs when a borrower ultimately does not abide by the original terms of the loan agreement and the Company obtains title of the real estate securing the loan in foreclosure proceedings. At December 31, 2004, the Company had no restructured loans within the meaning of Financial Accounting Standards Board Statement 114. The following table is an analysis of the nonperforming assets and accruing loans 90 days or more past due at December 31, 2004, 2003 and 2002.

                                                           2004           2003             2002
                                                        ---------      ---------        ---------
                                                                  (Dollars in thousands)
      Mortgage loans                                    $     286      $      36        $     198
      Consumer loans                                           13             24               41
      Commercial loans                                         33            229              180
                                                        ---------      ---------        ---------
           Total non-performing loans                         332            289              419

      Real estate owned                                       986          4,216(1)         1,898
                                                        ---------      ---------        ---------

           Total non-performing assets                  $   1,318      $   4,505        $   2,317

      Accruing loans 90 days or more past due                  21            162              236
                                                        ---------      ---------        ---------

           Total non-performing assets and accruing
           loans 90 days or more past due               $   1,339      $   4,667        $   2,553
                                                        =========      =========        =========

      Non-performing assets and accruing loans
      90 days or more past due to total assets               0.62%          2.40%            1.44%
                                                        =========      =========        =========

      Non-performing loans to total loans, net               0.21%          0.21%            0.40%
                                                        =========      =========        =========

(1) Subsequent to December 31, 2003, $2.5 million of the real estate owned was under lease with a purchase option.

At December 31, 2004, there were no loans included in the above table considered potential problem loans that management expects will significantly impact future operating results, liquidity or capital resources or for which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Interest income recognized on nonaccrual loans outstanding at December 31, 2004, would have increased by approximately $11,000, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for the year ended December 31, 2004, was approximately $14,000. The Company had $52,000, $145,000 and $27,000 of specific allowance related to the non- performing loans at December 31, 2004, 2003 and 2002.

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

The following table sets forth information regarding the allowance for loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

                                                              2004          2003          2002         2001          2000
                                                           --------      --------      --------      --------      --------
                                                                                  (Dollars in thousands)
           Balance at beginning of period                  $  1,397      $  1,059      $    775      $    966      $  1,038

           Provision for loan losses                            684         1,141         1,956            96           135

           Charge-offs:
             Mortgage loans                                     190           578           389           137            82
             Consumer loans                                     270           223           259           120           169
             Commercial loans                                    10            81         1,078            76            --
                                                           --------      --------      --------      --------      --------

               Total Charge-offs                                470           882         1,726           333           251
                                                           --------      --------      --------      --------      --------
           Recoveries:
             Mortgage loans                                      24            34            15            25             5
             Consumer loans                                      49            44            39            16            39
             Commercial loans                                    --             1            --             5            --
                                                           --------      --------      --------      --------      --------

               Total Recoveries                                  73            79            54            46            44
                                                           --------      --------      --------      --------      --------

           Charge-offs, net of recoveries                       397           803         1,672           287           207
                                                           --------      --------      --------      --------      --------

           Balance at end of period                        $  1,684      $  1,397      $  1,059      $    775      $    966
                                                           ========      ========      ========      ========      ========

           Ratio of allowance for loan losses to total
             loans receivable at the end of period             1.04%         1.03%         1.02%          .71%          .82%
                                                           ========      ========      ========      ========      ========

           Ratio of allowance for loan losses to
             non-performing loans (1)                        507.23%       483.39%       252.74%        34.29%        35.87%
                                                           ========      ========      ========      ========      ========

           Ratio of net charge-offs during the period
             to average loans outstanding during
             the period                                        0.26%         0.65%         1.57%          .26%          .18%
                                                           ========      ========      ========      ========      ========

(1) Non-performing loans are comprised of nonaccrual loans. Specific reviews are performed to determine the collectibility and related allowance for loan losses on nonperforming loans.

The following table details the approximate allocation of the allowance for loan losses by category as of December 31, 2004, 2003, 2002, 2001 and 2000. See further discussion regarding the allowance for loan losses in "Management's Discussion and Analysis" in the Annual Report.

                            2004                   2003                   2002                   2001                   2000
                     -----------------      -----------------      -----------------      -----------------      -----------------
                     Amount        %        Amount        %        Amount        %        Amount        %        Amount        %
                     ------     ------      ------     ------      ------     ------      ------     ------      ------     ------
                                                                (Dollars in thousands)
Mortgage loans       $1,187       70.5%     $  827       59.0%     $  212       20.0%     $  426       55.0%     $  517       53.5%
Consumer loans          198       11.8         320       23.0         317       30.0         194       25.0         247       25.6
Commercial loans        299       17.7         250       18.0         530       50.0         155       20.0         202       20.9
                     ------     ------      ------     ------      ------     ------      ------     ------      ------     ------

       Total         $1,684      100.0%     $1,397      100.0%     $1,059      100.0%     $  775      100.0%     $  966      100.0%
                     ======     ======      ======     ======      ======     ======      ======     ======      ======     ======

Classified Assets
-----------------

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

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its various regulators, which can order the establishment of additional general or specific loss allowances. At December 31, 2004, the Company had $30,000 assets classified as loss,

$129,000 of assets classified as doubtful, $4.3 million of assets classified as substandard, and $1.4 million in assets designated as special mention. Total adversely classified assets (defined as those assets classified as substandard, doubtful and loss) represented 2.1% of total assets at December 31, 2004. At that date, primarily all of the classified assets were one-to-four family residences and commercial mortgage loans in the Company's market areas.

INVESTMENT ACTIVITIES

The Company had investments in mortgage-backed securities in the portfolio which are currently insured or guaranteed by the FNMA, GNMA or the FHLMC and have coupon rates as of December 31, 2004, ranging from 3.12% to 9.50%. At December 31, 2004, mortgage-backed securities totaled $1.0 million or 0.5% of total assets.

At December 31, 2004, the Company had 12.03% of total assets in cash, cash equivalents, mortgage-backed securities and investment securities maturing in five years or less. The Company holds cash equivalents in the form of amounts due from depository institutions, overnight interest-bearing deposits in banks, and federal funds sold, the latter being generally sold for one day periods.

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

Deposits
--------

The Company offers a variety of deposit accounts having a range of interest rates and terms. Deposits consist of savings accounts, checking accounts, money market deposits, IRA and certificate accounts. The Company currently has seven ATM machines and issues ATM/Debit cards on checking accounts. Compound interest is paid on most deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition. Deposits are obtained primarily from the areas in which the branches are located. The Company also maintains collateralized deposits in excess of $100,000 held by the State of Alabama and certain other depositors. Generally, deposit rates are priced relative to existing treasury market rates. The Company relies primarily on customers as their source to attract and retain these deposits. The Company has no brokered deposits as of December 31, 2004.

Average Balance and Average Rate of Deposits
--------------------------------------------

The average balance of deposits and average rates are summarized for the years ended December 31, 2004, 2003 and 2002, in the following table.

                                              Year Ended               Year Ended               Year Ended
                                          December 31, 2004        December 31, 2003         December 31, 2002
                                         -------------------      -------------------      -------------------

                                          Amount        Rate       Amount        Rate       Amount        Rate
                                          ------        ----       ------        ----       ------        ----
                                                                (Dollars in thousands)
Interest bearing demand deposits         $16,830        0.27%     $14,958        0.31%     $17,172        0.44%
Non-interest bearing demand deposits      19,853        0.00       19,188        0.00       13,670        0.00
Savings deposits                          26,507        0.51       25,164        0.62       23,457        0.98
Time deposits                             92,295        3.01       87,727        3.35       90,795        4.09

Large Certificates of Deposit
-----------------------------

The following table indicates the amount of the Banks' certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

Maturity Period                                                   Amount
---------------                                               --------------
                                                              (In thousands)
Three months or less                                             $  2,837
Over three through six months                                       4,725
Over six through 12 months                                          5,150
Over 12 months                                                     12,544
                                                                 --------

   Total                                                         $ 25,256
                                                                 ========

Borrowings/FHLB Advances
------------------------

Deposits are the Company's primary source of funds. The Company's policy has been to utilize borrowings only when necessary and when they are a less costly source of funds or can be invested at a positive rate of return. The Company may obtain advances from the FHLB-Atlanta upon the security of its capital stock of the FHLB-Atlanta and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Atlanta advances to a member institution generally is reduced by borrowings from any other source. In addition, the Company has borrowing abilities from various correspondent banks.

At December 31, 2004, there were $17 million in FHLB advances. The advances are at a fixed rate of 5.20% and have a contractual maturity of January 12, 2011. On January 12, 2006, the FHLB has the option to convert the whole advance to a three month floating LIBOR, at which time the Company may terminate the advance.

At December 31, 2004, there were $14.5 million in FHLB overnight borrowings. The borrowings are at an adjustable rate with a rate of 2.44% at December 31, 2004.

The Company has a line of credit for $2,500,000, with an outstanding balance of $0 at December 31, 2004. The line of credit is at a variable rate based on London Interbank Offered Rate ("LIBOR") plus 2.80% and has a maturity date of February 20, 2005.

In June 2004, the Company raised $6.0 million through the issuance of Floating Rate Capital Securities by FirstFed Statutory Trust I, a newly formed special purpose Delaware statutory trust. The securities qualify as Tier I Capital for regulatory purposes and bear an interest rate equal to three-month LIBOR plus 2.63%. The securities are redeemable in whole or part after five years, or earlier under certain circumstances.

CONTRACTUAL OBLIGATIONS

The following table indicates the Company's contractual obligations as of December 31, 2004:

                                                          Term
                            -----------------------------------------------------------------
                                                        Less Than
                              Total         1 Year      1-3 Years     3-5 Years     5+ Years
                            ---------     ---------     ---------     ---------     ---------
                                                     (In thousands)
FHLB Advances               $  17,000     $      --     $      --     $      --     $  17,000
Subordinated Debentures         6,000            --            --            --         6,000
Time Deposits                  94,289        60,657        21,609        11,996            27
                            ---------     ---------     ---------     ---------     ---------
     Total                  $ 117,289     $  60,657     $  21,609     $  11,996     $  23,027
                            =========     =========     =========     =========     =========

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

Supervision, regulation and examination by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of First Financial Bank. These regulators have adopted guidelines regarding the capital adequacy of institutions under their respective jurisdictions, which require such institutions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See Note 19 of Notes to Consolidated Financial Statements.

First Financial Bank is prohibited from paying any dividends or other capital distributions if, after the distribution, it would be undercapitalized under the applicable regulations. In addition, under Alabama Law, the approval of the Alabama Superintendent of Banks is required if the total of all the dividends declared by First Financial Bank in any calendar year exceeds net income as defined for that year combined with its retained net income for the preceding two calendar years. See Note 14 to Consolidated Financial Statements.

Sarbanes-Oxley Act of 2002
--------------------------

The Sarbanes- Oxley Act of 2002 provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Pursuant to the Sarbanes-Oxley Act, the SEC has adopted new financial reporting requirements and rules concerning corporate governance. A reporting company's chief executive and chief financial officers are required to certify certain financial and other information included in the company's quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company's controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company's Chief Executive Officer and Chief Financial Officer of the financial statements and other information have been filed as exhibits to this Annual Report on Form 10-KSB. See Item 8A ("Controls and Procedures") hereof for the Company's evaluation of disclosure controls and procedures. The certifications required by Section 906 of the Sarbanes-Oxley Act have also been filed as exhibits to this Form 10-KSB. The Company has adopted a plan for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder.

USA Patriot Act
---------------

The USA Patriot Act authorizes regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

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

Financial Modernization Act
---------------------------

The GLB Act significantly changed the regulatory structure and oversight of the financial services industry and expanded financial affiliation opportunities for bank holding companies. Among other changes, the GLB Act permits "financial holding companies" to engage in a range of activities that are "financial in
nature"  or  "incidental"  thereto,  such  as  banking,  insurance,   securities
activities, and merchant banking. To qualify to engage in expanded financial activities, a financial holding company must make certain required regulatory filings, and subsidiary depository institutions must be well- capitalized, well-managed and rated "satisfactory" or better under the Community Reinvestment Act. The Company meets these requirements and has become a financial holding company.

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

PERSONNEL

As of December 31, 2004, the Company had 85 full-time employees and 1 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with the employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY:
        ------------------------

First Financial Bank conducts its business through its main office located in Bessemer, Alabama, and seven branch offices located in Centreville, Hoover, Hueytown, Pelham, Vance, West Blocton and Woodstock, Alabama. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs. The following table sets forth information relating to each of the offices as of December 31, 2004, which totaled a net book value of $7,377,000. See also Notes 1 and 5 of Notes to Consolidated Financial Statements.

                                     Leased
                                        Or          Date      Net Book Value at
                                      Owned        Opened     December 31, 2004
                                      -----        ------     -----------------
                                                                (In thousands)
Main Office -
   1630 Fourth Avenue, No             Owned         1961           $  839(1)
   Bessemer, Alabama 35020

Branches -
   125 Birmingham Rd                  Owned         1979               53(1)
   Centreville, Alabama 35042

   1604 Montgomery Hwy
   Hoover, Alabama 35216              Owned         1992              454(1)

   1351 Hueytown Road
   Hueytown, Alabama 35023            Owned         1966              866(1)

   3304 Pelham Parkway
   Pelham, Alabama 35124              Owned         2004            1,368(1)

   18704 Highway 11, North
   Vance, Alabama 35490               Owned         1997              390(1)

   Main Street                        Owned         1965              259(1)
   West Blocton, Alabama 35184

   Highway 5                          Owned         1985              121(1)
   Woodstock, Alabama 35188

Other fixed assets, net                                             3,027
                                                                   ------

   Total                                                           $7,377
                                                                   ======

----------
(1)   Includes land, building and improvements.

ITEM 3. LEGAL PROCEEDINGS:
        ------------------

From time to time, the Company is a party to routine legal proceedings occurring in the ordinary course of business. At December 31, 2004, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

For a further discussion of legal matters, see notes to consolidated financial statements (beginning on page A-1).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
        ------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES:
        --------------------------------------

      The Company's common stock trades on the NASDAQ SmallCap Stock Market under the symbol "FFDB". As of December 31, 2004, there were 2,401,007 shares of common stock outstanding and approximately 372 holders of record of the common stock. The following table sets forth the stock market price ranges of the common stock as reported on NASDAQ SmallCap Market and cash dividends declared per share of common stock for the calendar quarters as indicated.

                                               Stock Market              Cash
                                               Price Range            Dividends
                                               -----------             Declared
                                            Low           High        Per Share
                                            ---           ----        ---------

      Year Ended December 31, 2003:

          First Quarter                  $   6.10       $   7.69       $   .14
          Second Quarter                     6.28           7.78           .07
          Third Quarter                      7.25           8.12           .07
          Fourth Quarter                     8.00           9.21           .07

      Year Ended December 31, 2004:

          First Quarter                  $   8.31       $   9.69       $   .14
          Second Quarter                     7.50           9.74           .07
          Third Quarter                      7.30           8.75           .07
          Fourth Quarter                     7.00           8.00           .07

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
        ----------------------------------------------------------

      The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company and its subsidiaries as of December 31, 2004, 2003 and 2002, and for the years ended December 31, 2004, 2003 and 2002. This review should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

                              FINANCIAL HIGHLIGHTS

      The Company's net income for 2004 totaled $765,000, or $.32 per share on a diluted basis. This was an 89.8% increase over $403,000, or the $.17 per share, earned for 2003. The key components of the Company's financial condition and earnings performance for 2004, compared with 2003, are summarized below.

o Total loans increased by $25.7 million, or 18.9%. This growth in the loan portfolio is the result of increased emphasis on commercial mortgage lending.

o Net interest income increased 13.9%. The net interest spread increased to 3.14% in 2004 from 2.89% in 2003.

o The provision for loan losses declined $457,000, or 40.1%. The total nonperforming loans remained at a low level of $332,000, or 0.2% of loans receivable at December 31, 2004, compared to $289,000, or 0.2% of loans receivable at December 31, 2003.

o Deposit-related fee income increased $796,000, or 54.6%, primarily due to the implementation of an Overdraft Privilege Program.

o Other operating expense increased $778,000, or 55.6%, primarily due to real estate owned expense of $552,000 in 2004, compared to $187,000 in 2003.

                          CRITICAL ACCOUNTING POLICIES

      Accounting policies involving significant judgements and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The Company considers the allowance for loan losses to be its critical accounting policy.

      Allowance for Loan Losses

      The  Company's  allowance  for loan  losses  is  determined  quarterly  in accordance with Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, and SFAS 114, Accounting by Creditors for Impair-ment of a Loan, as amended. The allowance is reflected in the Consolidated Statements of Financial Condition as a contra- account to loans thereby stating loans at an estimated realizable value. The allowance is recorded by the provision for loan losses in the Consolidated Statements of Income when losses are estimated to have occurred. The loan losses are than charged against the allowance when the loan is determined uncollectible. Any recoveries are credited to the allowance.

      The allowance for loan losses is maintained at levels which management considers adequate to absorb losses currently in the loan portfolio at each reporting date. Management's estimation of this amount includes a review of all loans for which full collectibility is not reasonably assured and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class, the estimated value of underlying collateral, and the balance of any impaired loans. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from estimations; however, the allowance is reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known.

      Each quarter a Watch List Report is prepared. Watch List loans are comprised of non-performing loans and other loans that have been graded by internal loan review as a Watch List loan. These loans are specifically reviewed for impairment and an allowance established as needed. Specific allowances for impaired loans are based on comparisons of the carrying values of the loans to the present value of the loans' estimated cash flows at each loan's original effective interest rate, the fair value of the collateral, or the loans' observable market prices. All remaining loans are considered non- watch list loans. The allowance needed for non-watch list loans is determined by applying a loss factor based on the most recent twelve quarter average loss experience by loan portfolio type. The calculation of allowance methodology and assumptions used are continually reviewed and adjusted accordingly if factors change.

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

      Traditionally, the Bank's principal sources of funds have been deposits, principal and interest payments on loans and proceeds from interest on investments and maturities of investments. If needed, sources of additional liquidity include borrowing abilities from the FHLB-Atlanta and correspondent banks.

       COMPARISON OF FINANCIAL CONDITION AS OF DECEMBER 31, 2004 AND 2003,
           AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                  2004 AND 2003

      Changes in Financial Condition

      Cash and cash equivalents decreased $2.8 million, or 37.1%, to $4.8 million at December 31, 2004, compared to $7.6 million at December 31, 2003. The decrease in cash and cash equivalents was primarily the result of the use of cash to fund an increase in portfolio loan originations.

      Securities available-for-sale decreased slightly to $22.9 million at December 31, 2004. The decrease was the result of maturities and calls totaling $9.0 million and sales of $3.0 million offset by securities purchased of $7.1 million. There was also a decrease in fair value.

      Loans receivable, net, at December 31, 2004, were $161.8 million, an increase of $25.7 million, or 18.9%, from $136.1 million at December 31, 2003. The increase in loans receivable, net, was substantially due to the increased emphasis on portfolio originations of adjustable-rate commercial mortgage loans.

      The Company's consolidated allowance for loan losses increased to $1.7 million at December 31, 2004, from $1.4 million at December 31, 2003. This increase of $300,000 was primarily due to a provision of $700,000, less charge-offs over recoveries of $400,000, to maintain the allowance at a level believed appropriate to cover losses inherent in the portfolio. Nonperforming loans, which includes nonaccruing loans, at December 31, 2004, increased slightly to $332,000, or 0.2% of loans receivable, from $289,000, or 0.2% of loans receivable at December 31, 2003.

      Land, building, and equipment, net, increased $2.5 million, or 50.3%, to $7.4 million at December 31, 2004. The increase is partially the result of a new and expanded Pelham branch needed as a result of growth at that location. The previous Pelham facility under lease expired in May 2004. The increase is also attributable to the purchase of land in Calera, Alabama, for a new branch location.

      Real estate owned was $1.0 million at December 31, 2004, a decrease of $3.2 million from December 31, 2003. The decrease is primarily the result of three commercial foreclosures of one borrower which are now under lease with one year purchase options and recorded in other assets. Real estate owned is recorded at the lower of cost or the fair value less estimated cost to dispose.

      Other assets increased $4,481,000, or 171.1%, to $7,100,000 as of December 2004, primarily because of the addition of $3.2 million of property under lease as discussed above. Included in other assets are $1,802,000 of restricted Federal Home Loan Bank Stock and $350,000 of stock in First National Banker's Bank.

      The Company owns Bank Owned Life Insurance ("BOLI") on certain key officers. The life insurance policies can be used to provide funding for liabilities associated with certain existing employee benefits. Income of $359,000 earned on the policies offset, to some extent, benefit expenses. Increases of $359,000 in the cash surrender value of the policies are recorded as a component of noninterest income.

      Total deposits increased $6.4 million to $157.5 million at December 31, 2004, compared to $151.1 million at December 31, 2003. The growth was primarily in the Bank's certificate of deposit accounts.

      Borrowings increased $7.7 million to $31.5 million at December 31, 2004. The increase was substantially the result of overnight borrowings to fund loan demand.

      Subordinated debentures of $6.0 million were recorded during the quarter ended June 30, 2004. The Company established FirstFed Statutory Trust I ("Trust"), a wholly-owned Delaware statutory business trust. The Company is the sole sponsor of the Trust and acquired the Trust's common securities. The Trust was created for the exclusive purpose of issuing 30-year Floating Rate Capital Securities ("Trust Preferred Securities") in the amount of $6,000,000 and using proceeds to purchase junior subordinated debentures issued by the Company. The securities quality as Tier I Capital for regulatory purposes and bear an interest rate equal to three-month LIBOR plus 2.63%. The proceeds from the offering are being used to fund internal and external growth.

      Stockholders' equity decreased $134,000 to $18.4 million at December 31, 2004. The net decrease in equity during the year ended December 31, 2004, was primarily attributable to dividends declared of $836,000, or $.35 per share and a decrease in fair value of investments. This was partially offset by earnings of $765,000 and stock totaling $142,000 issued under the Dividend Reinvestment Plan and upon the exercise of stock options.

      General Results of Operations

      Net income for the year ended December 31, 2004, was $765,000, an increase of $362,000 from the prior year's amount of $403,000. The increase was the result of several components including an increase in net interest income related to growth and an increase in interest rate spread. Also contributing to the increase was a decrease in the provision for loan losses and increase in noninterest income, offset by an increase in noninterest expense.

      Interest Income

      Total interest income increased to $9.9 million for the year ended December 31, 2004, from $9.0 million for the year ended December 31, 2003. This increase was primarily the result of an increase in the average yield on interest earning assets to 5.4% during the year ended December 31, 2004, from 5.3% for the year ended December 31, 2003.

      Interest on loans increased $1.2 million to $8.7 million for the year ended December 31, 2004, from $7.5 million for the year ended December 31, 2003. The average balance of loans between years increased as a result of portfolio originations. There was a decrease in the average yield on loans to 5.7% for the year ended December 31, 2004, from 6.1% for the year ended December 31, 2003.

      Interest earned on securities decreased $211,000 to $1.1 million for the year ended December 31, 2004, from $1.3 million for the year ended December 31, 2003. The decrease was primarily the result of a reduction in the average yield on investments to 4.4% for the year ended December 31, 2004, compared to 4.9% for the year ended December 31, 2003, plus a decrease in the average balance on investments.

      Interest on federal funds sold and interest-bearing deposits decreased $146,000 to $13,000 for the year ended December 31, 2004, from $159,000 for the year ended December 31, 2003. This decrease was primarily attributable to a decrease in average yield to 0.4% for the year ended December 31, 2004, from 0.8% for the year ended December 31, 2003, in addition to a decrease in the average balance of federal funds sold and interest-bearing deposits.

      Interest Expense

      Total interest expense for the year ended December 31, 2004, was $4.2 million compared to $4.0 million for the year ended December 31, 2003. Interest expense on borrowings increased substantially as a result of increased overnight borrowings plus the issuance of Trust Preferred securities. On the other hand, interest expense on deposits for the year ended December 31, 2004, was $3.0 million compared to $3.1 million for the year ended December 31, 2003. This decrease was primarily the result of a decrease in the average rate paid on deposits to 1.9%, from 2.1% for the year ended December 31, 2003. The average balance of deposits increased between fiscal 2004 and fiscal 2003.

      Net Interest Income

      Net interest income for the year ended December 31, 2004, increased approximately $700,000, to $5.7 million from $5.0 million for the previous year. This increase was primarily attributable to an increase in the net interest spread to 3.1% from 2.9% in the prior period.

      Provision for Loan Losses

      The provision for loan losses is a function of the evaluation of the allowance for loan losses. Management increased the Company's total allowance for loan loss by a provision of approximately $700,000 during the year ended December 31, 2004, compared to $1.1 million during the year ended December 31, 2003. The Company's allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral.

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

      Noninterest Income

      Noninterest income for the year ended December 31, 2004, totaled $2.9 million as compared to $2.3 million for the year ended December 31, 2003. The increase was substantially the result of increases in deposit-related fee income associated with the implementation of an Overdraft Privilege Program.

      Noninterest Expense

      Noninterest expense for the year ended December 31, 2004, totaled $6.9 million, compared to $5.8 million for the year ended December 31, 2003. Salaries and employee benefits increased $248,000 for the year ended December 31, 2004, when compared to the prior year. The increase was partially the result of an increase in incentive pay when compared to the prior year and general increases in salaries and insurance. Office building and equipment expense for the year ended December 31, 2004, increased when compared to the prior year primarily as the result of the addition of the new Pelham location. Expenses related to real estate owned increased to $552,000 for the year ended December 31, 2004, compared to $187,000 recorded in the prior year. These costs were in a large part associated with completion of construction loan properties. Such properties are now under lease with a purchase option.

      Income Taxes

      Federal and state income tax increased $239,000, to $225,000 in the year ended December 31, 2004, from a benefit of $14,000 for the year ended December 31, 2003. The increase was primarily the result of the increased taxable net income for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The net income before tax for the year ended December 31, 2004, was $990,000, but the taxable net income was reduced by BOLI tax-free income of $359,000 and other items.

       COMPARISON OF FINANCIAL CONDITION AS OF DECEMBER 31, 2003 AND 2002,
           AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                  2003 AND 2002

      Changes in Financial Condition

      During the third quarter ended September 30, 2003, the Bank acquired deposits and loans from a branch in Centreville, Alabama, from First Federal of the South. Approximately $8.3 million in deposits were assumed at a premium of 3%, or $250,000. Total loans of approximately $5.6 million were purchased and approximately $2.5 million in cash was received. The purchased branch was merged into the Bank's existing Centreville branch enabling the Bank to maximize utilization of the existing Centreville branch.

      Cash and cash equivalents decreased $17.8 million, or 70.1%, to $7.6 million at December 31, 2003, compared to $25.4 million at December 31, 2002. The decrease in cash and cash equivalents was primarily the result of an increase in portfolio loan originations.

      Securities available-for-sale increased slightly to $29.4 million at December 31, 2003. The increase was the result of securities purchases of $13.6 million, offset by maturities and calls totaling $7.3 million and sales of $6.0 million. There was also a slight decrease in fair value.

      Loans receivable, net, at December 31, 2003, were $136.1 million, an increase of $31.8 million, or 30.5%, from $104.3 million at December 31, 2002. The increase in loans receivable, net, was substantially due to the increased portfolio originations in connection with a new treasury-based, adjustable-rate commercial mortgage program. The increase is also attributable to $5.6 million in loans acquired in connection with the branch purchase discussed above.

      The Company's consolidated allowance for loan losses increased to $1.4 million at December 31, 2003, from $1.1 million at December 31, 2002. This increase of $300,000 was primarily due to a provision of $1.1 million, less charge-offs over recoveries of $800,000, to maintain the allowance at a level believed appropriate to cover losses inherent in the portfolio. Nonperforming loans, which represents nonaccruing loans, at December 31, 2003, decreased to $289,000, or 0.2% of loans receivable, from $419,000, or 0.4% of loans receivable at December 31, 2002.

      Land, building, and equipment, net, increased $643,000, or 15.1%, to $4.9 million at December 31, 2003. The increase is primarily the result of construction in process on a new and expanded Pelham branch location. The new building is needed as a result of growth at that location. The current Pelham facility is under lease which expires in May 2004.

      Real estate owned was $4.2 million at December 31, 2003, an increase of $2.3 million from December 31, 2002, as a result of foreclosures, net of
dispositions.   The  increase  is  primarily  the  result  of  three  commercial foreclosures of one borrower, totaling approximately $2.5 million, during the fourth quarter of 2003. Real estate owned is recorded at the lower of cost or the fair value less estimated cost to dispose.

      The Company owns Bank Owned Life Insurance ("BOLI") on certain key officers. The life insurance policies can be used to provide funding for liabilities associated with certain existing employee benefits. Income of $368,000 earned on the policies offset, to some extent, benefit expenses. Increases of $368,000 in the cash surrender value of the policies are recorded as a component of noninterest income.

      Total deposits increased $11.2 million to $151.1 million at December 31, 2003, compared to $139.9 million at December 31, 2002. This increase was substantially the result of the purchase of a branch in Centreville, Alabama, with total deposits of $8.3. The remaining growth was primarily in the Bank's deposit transaction accounts.

      Borrowings increased $5.8 million to $23.8 million at December 31, 2003. The increase was substantially the result of overnight borrowings to fund loan demand.

      Stockholders' equity decreased $256,000 to $18.6 million at December 31, 2003. The net decrease in equity during the year ended December 31, 2003, was primarily attributable to dividends declared of $800,000, or $.35 per share, partially offset by earnings of $403,000 and stock totaling $262,000 issued under the Dividend Reinvestment Plan and upon the exercise of stock options.

      General Results of Operations

      Net income for the year ended December 31, 2003, was $403,000, an increase of $202,000 from the prior year's amount of $201,000. The increase was substantially the result of a decrease in the provision for loan losses, offset by a decrease in net interest income primarily related to a decrease in the interest rate spread.

      Interest Income

      Total interest income decreased to $9.0 million for the year ended December 31, 2003, from $10.7 million for the year ended December 31, 2002. This decrease was primarily the result of a decrease in the average yield on interest earning assets to 5.3% during the year ended December 31, 2003, from 6.4% for the year ended December 31, 2002.

      Interest on loans decreased $956,000 to $7.5 million for the year ended December 31, 2003, from $8.4 million for the year ended December 31, 2002. There was a decrease in the average yield on loans to 6.1% for the year ended December 31, 2003, from 7.9% for the year ended December 31, 2002. The average balance of loans between years increased as a result of portfolio originations.

      Interest earned on securities decreased $543,000 to $1.4 million for the year ended December 31, 2003, from $1.9 million for the year ended December 31, 2002. The decrease was primarily the result of a reduction in the average yield on investments to 4.9% for the year ended December 31, 2003, compared to 5.8% for the year ended December 31, 2002 plus a decrease in the average balance on investments.

      Interest on federal funds sold and interest-bearing deposits decreased $161,000 to $159,000 for the year ended December 31, 2003, from $320,000 for the year ended December 2002. This decrease was primarily attributable to a decrease in average yield to 0.8% for the year ended December 31, 2003, from 1.2% for the year ended December 31, 2002, in addition to a decrease in the average balance of federal funds sold and interest-bearing deposits. The Company has decreased the high amount of cash and cash equivalents during 2003 through increased loan originations.

      Interest Expense

      Total interest expense for the year ended December 31, 2003, was $4.0 million compared to $4.9 million for the year ended December 31, 2002. Interest expense on deposits for the year ended December 31, 2003, was $3.1 million compared to $4.0 million for the year ended December 31, 2002. This decrease was primarily the result of a decrease in the average rate paid on deposits to 2.1%, from 2.8% for the year ended December 31, 2002. The average balance of deposits increased between fiscal 2003 and fiscal 2002. Interest expense on borrowings increased as a result of the interest on a line of credit which had an average balance outstanding during fiscal 2003 of $1.0 million, compared to $500,000 in fiscal 2002.

      Net Interest Income

      Net interest income for the year ended December 31, 2003, decreased approximately $800,000, to $5.0 million from $5.8 million for the previous year. This decrease was primarily the result of a decrease in the net interest spread to 2.9% from 3.3% in the prior period.

      Provision for Loan Losses

      The provision for loan losses is a function of the evaluation of the allowance for loan losses. Management increased the Company's total allowance for loan loss by a provision of $1.1 million during the year ended December 31, 2003 compared to $2.0 million during the year ended December 31, 2002. The Company's allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral.

      The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation or collateral fair value. The allowance for non- problem loans considers historical losses and other relevant factors. The allowance are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

      During 2002, the Company's primary subsidiary financial institution, a federal savings bank, was merged with and into a separate subsidiary with a commercial state bank charter. In connection with the merger, the State Superintendent required that First Financial change certain methodologies previously used to evaluate loan losses, which resulted in additional loan loss provisions in order to maintain the allowance at a level believed appropriate to absorb losses inherent in the portfolio. Also, loan charge-offs were recorded which resulted in additional loan loss provisions. The Company continually evaluates its credit risk and makes provisions for loan losses as deemed appropriate in the period incurred.

      Noninterest Income

      Noninterest income for the year ended December 31, 2003, totaled $2.3 million as compared to $2.2 million for the year ended December 31, 2002. The increase was primarily the result of increases in fee income and fees from loans sold in the secondary market. There was also a slight increase in income due to increases in cash surrender value changes on BOLI.

      Noninterest Expense

      Noninterest expense for the year ended December 31, 2003, totaled $5.8 million, compared to $5.9 million for the year ended December 31, 2002. Salaries and employee benefits increased $169,000 for the year ended December 31, 2003, when compared to the prior year. The increase was substantially the result of an increase in incentive pay when compared to the prior year. During 2002, the Company recorded a nonrecurring pension expense of $238,000, related to the payment of a pension obligation. In accordance with FASB No. 88, a Settlement resulted in an accelerated expense charge caused by the extremely low interest rates and pension plan performance being less than estimated. Office building and equipment expense for the year ended December 31, 2003, increased slightly when compared to the prior year primarily as the result of the addition of the new Hueytown location. Data processing expense for the year ended December 31, 2003, decreased slightly when compared to the prior year, substantially as a result of efficiencies in data processing resulting from the merger of the subsidiary financial institutions. The decrease in other operating expenses resulted from merger-related expenses of approximately $185,000 recorded in fiscal 2002.

      Income Taxes

      Federal and state income tax benefits decreased $87,000, to a benefit of $14,000 in the year ended December 31, 2003, from a benefit of $101,000 for the year ended December 31, 2002. The decrease in the benefit was primarily the result of the increased taxable net income for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The net income before tax for the year ended December 31, 2003, was $389,000, but the taxable net income was reduced by BOLI tax-free income of $368,000 and other items, which resulted in the recording of a tax benefit.

      Forward-Looking Statements

      This report, including Management's Discussion and Analysis, includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein are: substantial changes in interest rates, changes in the general economy, and changes in the Company's strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 7. FINANCIAL STATEMENTS:
        ---------------------

The reports of independent registered public accounting firm and consolidated financial statements are included herein (beginning on page A-1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE:
        ---------------------

None.

ITEM 8A. CONTROLS AND PROCEDURES:
         ------------------------

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

ITEM 8B. OTHER INFORMATION:
         ------------------

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        -----------------------------------------------------------------------
        OF THE EXCHANGE ACT:
        --------------------

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

The Company has adopted a Nominating and Corporate Governance Committee Charter.

The Company has adopted an Audit Committee Charter which was amended in December, 2004.

The Code of Ethics, Audit Committee Charter and Nominating and Corporate Governance Committee Charter are not currently available on the Company's website. The Code of Ethics was included as an exhibit to the Company's annual Report on Form 10-KSB for the year ended December 31, 2003. The Audit Committee Charter, as amended, is attached as Appendix A to the Company's definitive proxy statement in connection with the 2005 Annual Meeting. The Nominating and Corporate Governance Committee Charter was attached as Appendix B to the Company's definitive proxy statement dated March 22, 2004.

ITEM 10. EXECUTIVE COMPENSATION:
         -----------------------

The information contained in the sections in the Proxy Statement captioned "Proposal I--Election of Directors --Executive Compensation and Other Benefits" and "--Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS:
         ----------------------------

(a)   Equity Compensation Plans -

      Information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Equity Compensation Plans".

(b)   Security Ownership of Certain Beneficial Owners -

      Information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

(c)   Security Ownership of Management -

      Information required by this item is incorporated herein by reference to the sections in the Proxy Statement captioned "Proposal I--Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

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

ITEM 13. EXHIBITS:
         ---------

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

      10.04 FirstFed Bancorp, Inc. 1991 Stock Option Plan for Outside Directors as amended (C) 10.05 Form of Indemnification Agreement (B)

      10.06 FirstFed Bancorp, Inc. Deferred Compensation Plan, as amended (E)

      10.07 FirstFed Bancorp, Inc. Incentive Compensation Plan, as amended (D)

      10.08 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc. and B. K. Goodwin, III, as amended (D)

      10.09 Employment Agreement dated January 1, 1996 by and between First Financial Bank (formerly First Federal Savings Bank) and B. K. Goodwin, III, as amended (D)

      10.10 Employment Agreement dated January 1, 1996 by and between FirstFed Bancorp, Inc., First Financial Bank (formerly First Federal Savings
            Bank) and Lynn J. Joyce, as amended (D)

      10.11 FirstFed Bancorp, Inc. 1995 Stock Option and Incentive Plan, as amended (D)

      10.12 FirstFed Bancorp, Inc. 2001 Stock Incentive Plan (F)

      10.13 Placement Agreement dated as of June 7, 2004, among FirstFed Statutory Trust I, FirstFed Bancorp, Inc. and the placement agents.
            (H)

      10.14 Indenture dated as of June 8, 2004, between FirstFed Bancorp, Inc. and Wilmington Trust Company (H)

      11.0  Statement of Computation of Earnings Per Share

      14.0  FirstFed Bancorp, Inc. Code of Ethics (G)

      21.0  Subsidiaries of the Registrant (filed herewith)

      23.0 Consent of Independent Registered Public Accounting Firm (filed herewith)

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

      32.1  Section 1350 Certifications

      A. Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, filed on July 3, 1991.

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

      G. Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10- KSB for the year ended December 31, 2003.

      H. Incorporated herein by reference into this document from the Exhibits to the Current Report on Form 8-K dated June 8, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:
         ---------------------------------------

The information required by this item is incorporated herein by reference to the sections captured "Independent Auditors" in the Proxy Statement.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRSTFED BANCORP, INC.


Date: March 18, 2005              /s/ B. K. Goodwin, III
      ----------------            ----------------------------------------------
                                  B. K. Goodwin, III
                                  Chairman of the Board, Chief Executive Officer
                                  and President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. K. Goodwin, III      Chairman of the Board,       Date: March 18, 2005
-------------------------     Chief Executive Officer          -----------------
B. K. Goodwin, III            and President


/s/ Lynn J. Joyce           Chief Financial Officer,     Date: March 18, 2005
-------------------------     Executive Vice President,        -----------------
Lynn J. Joyce                 Secretary and Treasurer


/s/ Fred T. Blair           Director                     Date:  March 18, 2005
-------------------------                                      -----------------
Fred T. Blair

/s/ James B. Koikos         Director                     Date:  March 18, 2005
-------------------------                                      -----------------
James B. Koikos

/s/ E. H. Moore, Jr.        Director                     Date:  March 18, 2005
-------------------------                                      -----------------
E. H. Moore, Jr.

/s/ James E. Mulkin         Director                     Date:  March 18, 2005
-------------------------                                      -----------------
James E. Mulkin

/s/ G. Larry Russell        Director                     Date:  March 18, 2005
-------------------------                                      -----------------
G. Larry Russell

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

The Board of Directors
FirstFed Bancorp, Inc.

      We have audited the accompanying consolidated statements of financial condition of FirstFed Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                                KPMG LLP

Birmingham, Alabama
March 10, 2005

                             FIRSTFED BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        As of December 31, 2004 and 2003
               (Dollar amounts in thousands, except share amounts)

                                                                        2004               2003
                                                                     ----------        ----------
ASSETS
Cash and cash equivalents:
     Cash on hand and in banks                                       $    3,125        $    2,952
     Interest-bearing deposits in other banks                             1,489             4,440
     Federal funds sold                                                     176               229
                                                                     ----------        ----------
                                                                          4,790             7,621
Securities available-for-sale                                            22,941            29,395
Loans held for sale                                                         739             1,033
Loans receivable, net of allowance for loan losses
     of $1,684 and $1,397, respectively                                 161,841           136,099
Land, buildings and equipment, net                                        7,377             4,908
Bank owned life insurance                                                 6,368             6,009
Real estate owned                                                           986             4,216
Accrued interest receivable                                               1,134             1,095
Goodwill and other intangibles                                            1,167             1,216
Other assets                                                              7,100             2,619
                                                                     ----------        ----------
                                                                     $  214,443        $  194,211
                                                                     ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                        $  157,545        $  151,109
     Borrowings                                                          31,494            23,780
     Subordinated debentures                                              6,000                --
     Accrued interest payable                                               238               217
     Dividend payable                                                       168               166
     Other liabilities                                                      580               387
                                                                     ----------        ----------
                                                                        196,025           175,659
                                                                     ----------        ----------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized, none issued and outstanding                             --                --
     Common stock, $.01 par value, 10,000,000 shares
         authorized, 3,230,955 issued and 2,401,007
         outstanding at December 31, 2004 and 3,205,485
         issued and 2,375,537 outstanding at December 31, 2003               32                32
     Paid-in capital                                                      8,590             8,426
     Retained earnings                                                   15,976            16,047
     Deferred compensation obligation                                     2,114             1,969
     Deferred compensation treasury stock (240,036 shares
         at December 31, 2004 and 221,283 shares at
         December 31, 2003)                                              (2,114)           (1,969)
     Treasury stock, at cost (829,948 shares at December 31,
          2004 and 2003)                                                 (6,088)           (6,088)
     Unearned compensation                                                 (328)             (416)
     Accumulated other comprehensive income, net                            236               551
                                                                     ----------        ----------
                                                                         18,418            18,552
                                                                     ----------        ----------
                                                                     $  214,443        $  194,211
                                                                     ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2004 and 2003
               (Dollar amounts in thousands, except share amounts)

                                                                   2004              2003
                                                               -----------       -----------
INTEREST INCOME
     Interest and fees on loans                                $     8,688       $     7,473
     Interest and dividends on securities
         Taxable                                                     1,139             1,350
         Tax exempt                                                     11                23
     Other interest income                                              13               159
                                                               -----------       -----------
         Total interest income                                       9,851             9,005
                                                               -----------       -----------

INTEREST EXPENSE
     Interest on deposits                                            2,957             3,137
     Interest on borrowings                                          1,233               900
                                                               -----------       -----------
         Total interest expense                                      4,190             4,037
                                                               -----------       -----------

     Net interest income                                             5,661             4,968
         Provision for loan losses                                     684             1,141
                                                               -----------       -----------
     Net interest income after provision for loan losses             4,977             3,827
                                                               -----------       -----------

NONINTEREST INCOME
     Service and other charges on deposit accounts                   2,253             1,457
     Gain on sale of investments                                         7               299
     Bank owned life insurance                                         359               368
     Other income                                                      293               215
                                                               -----------       -----------
         Total noninterest income                                    2,912             2,339
                                                               -----------       -----------

NONINTEREST EXPENSE
     Salaries and employee benefits                                  3,400             3,152
     Office building and equipment expense                             889               805
     Data processing expense                                           433               421
     Other operating expense                                         2,177             1,399
                                                               -----------       -----------
         Total noninterest expense                                   6,899             5,777
                                                               -----------       -----------

     Income before income taxes                                        990               389
         Provision (benefit) for income taxes                          225               (14)
                                                               -----------       -----------
NET INCOME                                                     $       765       $       403
                                                               ===========       ===========

AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC                                         2,361,694         2,314,055
                                                               ===========       ===========
BASIC EARNINGS PER SHARE                                       $       .32       $       .17
                                                               ===========       ===========

AVERAGE NUMBER OF SHARES
     OUTSTANDING - DILUTED                                       2,385,184         2,355,219
                                                               ===========       ===========
DILUTED EARNINGS PER SHARE                                     $       .32       $       .17
                                                               ===========       ===========

DIVIDENDS DECLARED PER SHARE                                   $       .35       $       .35
                                                               ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                             FIRSTFED BANCORP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                 For the Years Ended December 31, 2004 and 2003
               (Dollar amounts in thousands, except share amounts)

                                                                                             Deferred
                                                                                Deferred      Compen-
                                                                                 Compen-      sation
                                           Common     Paid-In      Retained      sation      Treasury
                                            Stock     Capital      Earnings    Obligation      Stock
                                          --------    --------     --------    ----------    --------
BALANCE, December 31, 2002                $     32    $  8,159     $ 16,467     $  1,876     $ (1,876)
     Net income                                 --          --          403           --           --
     Change in unrealized fair value
         of securities available-
         for-sale, net of tax of
         ($123)                                 --          --           --           --           --

     Comprehensive income                       --          --           --           --           --

     Amortization of unearned
         compensation                           --          --           --           --           --
     Awards under stock plans                   --          30           --           --           --
     Exercise of stock options                  --         146           --           --           --
     Dividends declared ($.35
         per share)                             --          --         (823)          --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                         --         (25)          --           --           --
     Purchase of Deferred
         Compensation Treasury Stock            --          --           --          116         (116)
     Distribution of Deferred
         Compensation Treasury Stock            --          --           --          (23)          23
     Stock issued under Dividend
         Reinvestment Plan                      --         116           --           --           --
                                          --------    --------     --------     --------     --------
BALANCE, December 31, 2003                $     32    $  8,426     $ 16,047     $  1,969     $ (1,969)
     Net income                                 --          --          765           --           --
     Change in unrealized fair value
         of securities available-
         for-sale, net of tax of
         ($169)                                 --          --           --           --           --

     Comprehensive income                       --          --           --           --           --

     Amortization of unearned
         compensation                           --          --           --           --           --
     Awards under stock plans                   --          26           --           --           --
     Exercise of stock options                  --          26           --           --           --
     Dividends declared ($.35
         per share)                             --          --         (836)          --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                         --         (23)          --           --           --
     Purchase of Deferred
         Compensation Treasury Stock            --          --           --          159         (159)
     Distribution of Deferred
         Compensation Treasury Stock            --          --           --          (14)          14
     Stock issued under Dividend
         Reinvestment Plan                      --         135           --           --           --
                                          --------    --------     --------     --------     --------
BALANCE, December 31, 2004                $     32    $  8,590     $ 15,976     $  2,114     $ (2,114)
                                          ========    ========     ========     ========     ========

                                                                     Accumulated
                                                                        Other
                                                          Unearned     Compre-       Compre-
                                             Treasury      Compen-     hensive       hensive
                                               Stock       sation       Income       Income
                                             --------     --------   ----------     --------
BALANCE, December 31, 2002                   $ (6,088)    $   (518)    $    756
     Net income                                    --           --           --     $    403
     Change in unrealized fair value
         of securities available-
         for-sale, net of tax of
         ($123)                                    --           --         (205)        (205)
                                                                                    --------
     Comprehensive income                          --           --           --     $    198
                                                                                    ========
     Amortization of unearned
         compensation                              --          132           --
     Awards under stock plans                      --          (30)          --
     Exercise of stock options                     --           --           --
     Dividends declared ($.35
         per share)                                --           --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                            --           --           --
     Purchase of Deferred
         Compensation Treasury Stock               --           --           --
     Distribution of Deferred
         Compensation Treasury Stock               --           --           --
     Stock issued under Dividend
         Reinvestment Plan                         --           --           --
                                             --------     --------     --------
BALANCE, December 31, 2003                   $ (6,088)    $   (416)    $    551
     Net income                                    --           --           --     $    765
     Change in unrealized fair value
         of securities available-
         for-sale, net of tax of
         ($169)                                    --           --         (315)        (315)
                                                                                    --------
     Comprehensive income                          --           --           --     $    450
                                                                                    ========
     Amortization of unearned
         compensation                              --          114           --
     Awards under stock plans                      --          (26)          --
     Exercise of stock options                     --           --           --
     Dividends declared ($.35
         per share)                                --           --           --
     Change in stock value of
         Employee Stock
         Ownership Plan                            --           --           --
     Purchase of Deferred
         Compensation Treasury Stock               --           --           --
     Distribution of Deferred
         Compensation Treasury Stock               --           --           --
     Stock issued under Dividend
         Reinvestment Plan                         --           --           --
                                             --------     --------     --------
BALANCE, December 31, 2004                   $ (6,088)    $   (328)    $    236
                                             ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003
                          (Dollar amounts in thousands)

                                                                                                         2004            2003
                                                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                       $     765       $     403
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Depreciation, amortization and accretion                                                           607             501
         Provision (credit) for deferred income taxes                                                      (108)           (179)
         Provision for loan losses                                                                          684           1,141
         Loan fees (cost) deferred, net                                                                     197             230
         Gain on sale of investments                                                                         (7)           (299)
         Gain on sale of fixed assets                                                                        (8)             --
         Loss on sale of real estate, net                                                                   142              70
         Origination of loans held for sale                                                             (11,558)        (19,656)
         Proceeds from the sale of loans held for sale                                                   11,852          20,852
         Provision for deferred compensation                                                                159             116
         Increase in surrender value of Bank Owned Life Insurance                                          (359)           (368)
     Decrease (increase) in operating assets, net of effects of purchase of branch in 2003:
         Accrued interest receivable                                                                        (39)            247
         Other assets                                                                                      (775)           (473)
     Increase (decrease) in operating liabilities, net of effects of purchase of branch in 2003:
         Accrued interest payable                                                                            21             (15)
         Other liabilities                                                                                  301             (44)
                                                                                                      ---------       ---------
             Net cash provided by operating activities                                                    1,874           2,526
                                                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in purchase of branch, net                                                                --           2,458
     Proceeds from maturities, calls and repayments of securities available-for-sale                      8,968           7,269
     Proceeds from sale of securities available-for-sale                                                  3,000           6,048
     Purchase of securities available-for-sale                                                           (6,317)        (13,229)
     Proceeds from sale of real estate and repossessed assets                                             1,601           1,618
     Net loan originations                                                                              (24,186)        (31,514)
     Loans purchased                                                                                     (3,500)             --
     Capital expenditures                                                                                (3,590)           (963)
                                                                                                      ---------       ---------
         Net cash used in investing activities                                                          (24,024)        (28,313)
                                                                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits, net                                                                            6,436           2,878
     Repayment of borrowings                                                                           (106,395)         (5,250)
     Proceeds from borrowings                                                                           114,109          11,025
     Proceeds from issuance of trust preferred securities                                                 6,000              --
     Proceeds from exercise of stock options                                                                 26             146
     Proceeds from dividend reinvestment                                                                    135             116
     Cash dividends paid                                                                                   (833)           (823)
     Purchase of treasury stock for Deferred Compensation Plan                                             (159)           (116)
                                                                                                      ---------       ---------
         Net cash provided by financing activities                                                       19,319           7,976
                                                                                                      ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                (2,831)        (17,811)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                            7,621          25,432
                                                                                                      ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                              $   4,790       $   7,621
                                                                                                      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

      Organization and Basis of Presentation

      FirstFed Bancorp, Inc. (the "Company") is the holding company and sole shareholder of First State Corporation ("FSC"). FSC is the sole shareholder of First Financial Bank (the "Bank"). There are no material assets in FSC except for the investment in the Bank. The accompanying consolidated financial statements include the accounts of the Company, the Bank and FSC. All significant intercompany balances and transactions have been eliminated in consolidation.

      Nature of Operations

      The Bank, through eight branch offices located in Alabama, is engaged in a full range of banking services. Those services consist of providing various deposit opportunities to customers and originating 1-4 family mortgage loans, commercial real estate loans, commercial and installment loans. These services are provided in portions of the Birmingham metropolitan areas and counties surrounding its south and west borders.

      Pervasiveness of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The primary estimate herein is the allowance for loan losses.

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

      Restricted stock consists primarily of Federal Home Loan Bank ("FHLB") stock, a required stock holding, and is carried at cost, as there is no readily available market for these shares and management believes fair value approximates cost.

      Premiums and discounts are recognized in interest income using a method that approximates the effective interest method.

      Loans Held for Sale

      Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of December 31, 2004 and 2003, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

      Loans Receivable

      Loans receivable are stated at unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Interest is credited to income based upon the recorded investment.

      The accrual of interest on loans is discontinued when a loan becomes 90 days past due and, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the unpaid principal and accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

      Interest income recognized on nonaccrual loans outstanding at December 31, 2004 and 2003, would have increased by approximately $11,000 and $15,000, respectively, had interest income been recorded under the original terms of the loan. Interest income on non-performing loans included in interest income for the year ended December 31, 2004 and 2003, was approximately $14,000 and $8,000, respectively.

      Allowance for Loan Losses

      The allowance for loan losses is maintained at levels which management considers adequate to absorb losses currently in the loan portfolio at each reporting date. Management's estimation of this amount includes a review of all loans for which full collectibility is not reasonably assured and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class, the estimated value of underlying collateral, and the balance of any impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans). Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from estimations; however, the allowance is reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. Specific allowances for impaired loans are based on comparisons of the carrying values of the loans to the present value of the loans' estimated cash flows at each loan's original effective interest rate, the fair value of the collateral, or the loans' observable market prices. The Company had $332,000 and $289,000 of loans designated as impaired at December 31, 2004 and 2003, respectively. The average investment in impaired loans for the years ended December 31, 2004 and 2003 was $413,000 and $794,000, respectively.

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

      Goodwill

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations after June 30, 2001, and SFAS 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. Based on the initial goodwill impairment test completed on January 1, 2002, as required by SFAS 142, no goodwill impairment was indicated. In addition, the goodwill impairment testing completed during the years ended December 31, 2004 and 2003, indicated there was no goodwill impairment. Therefore, the Company had no changes in the carrying amount of goodwill from December 31, 2003 to December 31, 2004.

      Long-Lived Assets

      Land is stated at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is provided at straight-line rates over the estimated service lives of the related property (15-50 years for buildings and improvements and 3-10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and improvements are capitalized and written off through depreciation and amortization charges. Equipment retired or sold is removed from the asset and related accumulated depreciation accounts, and any profit or loss resulting therefrom is reflected in "other operating expense" in the accompanying Consolidated Statements of Income.

      The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a charge to the income statement. There were no significant impairment losses recorded during either period reported herein.

      Mortgage Servicing Rights

      The Company from time to time sells its originated loans into the secondary market. During 2002, the Company sold approximately $10 million of mortgage loans to Federal National Mortgage Association ("FNMA"). For FNMA sales, mortgage servicing rights ("MSRs") are capitalized based on relative fair values of the mortgages and MSRs when the mortgages are sold and the servicing is retained.

      For the valuation of MSRs, management obtains external information, evaluates overall portfolio characteristics and monitors economic conditions to arrive at appropriate prepayment speeds and other assumptions. Impairment is recognized for the amount by which MSRs exceed their fair value. The Company amortizes MSRs over the estimated lives of the underlying loans in proportion to the resultant servicing income stream.

      Derivatives

      The Bank uses derivatives to hedge interest rate exposures by mitigating the interest rate risk of mortgage loans held for sale and mortgage loans in process. The Bank regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Bank's obligations under forward contracts consist of "best effort" commitments to deliver mortgage loans originated in the secondary market at a future date. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Bank regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Bank's forward contracts and rate lock commitments to customers as of December 31, 2004 and 2003, were not material.

      Comprehensive Income

      Comprehensive income is the total of net income and unrealized gains and losses on securities available-for-sale, net of income taxes. Comprehensive income is displayed in the accompanying Consolidated Statements of Stockholders' Equity. There were sales and calls of securities available-for-sale during the years ended December 31, 2004 and 2003; however, the net realized gains/losses were not material.

      Statements of Cash Flows

      For purposes of presenting the Consolidated Statements of Cash Flows, the Company considers cash on hand and in banks, interest-bearing deposits in other banks and federal funds sold to be cash and cash equivalents.

                                                                           2004         2003
                                                                         -------       -------
      SUPPLEMENTAL CASH FLOW INFORMATION:                                    (In thousands)
        Cash paid during the period for-
           Income taxes                                                  $   250       $   271
           Interest                                                        4,169         4,052
        Non-cash transactions-
           Transfers of loans receivable to real estate owned              1,268         4,552
           Noncash compensation under stock plans                             26            30
           Noncash distribution of Deferred Compensation Stock               (14)          (23)
           Transfer of real estate owned to other assets                   3,498            --
           Acquisition of loans in branch purchase                            --         5,600
           Acquisition of deposits in branch purchase                         --         8,300

      Earnings Per Share

      Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is as follows:

                                               Year Ended                                    Year Ended
                                           December 31, 2004                              December 31, 2003
                              ------------------------------------------      ------------------------------------------
                                                Dilutive                                      Dilutive
                                               Effect of                                      Effect of
                                                Options                                        Options
                                 Basic          Issued          Diluted          Basic          Issued          Diluted
                              ----------      ----------      ----------      ----------      ----------      ----------
Net income                    $  765,000              --      $  765,000      $  403,000              --      $  403,000
Shares available to
     common stockholders       2,361,694          23,490       2,385,184       2,314,055          41,164       2,355,219
                              ----------      ----------      ----------      ----------      ----------      ----------
Earnings Per Share            $     0.32              --      $     0.32      $     0.17              --      $     0.17
                              ==========      ==========      ==========      ==========      ==========      ==========

      Options to purchase 160,934 and 33,094 shares of common stock at prices in excess of the average market price were outstanding at December 31, 2004 and 2003, respectively, but not included in the computation of diluted EPS. There were 26,359 and 35,145 shares of common stock held by the Employee Stock Ownership Plan and unallocated at December 31, 2004 and 2003, respectively. These shares are outstanding but not included in the computation of earnings per share.

      Stock-Based Compensation

      In accordance with the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation, the Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted at market value. If the Company had elected to recognize compensation cost for options granted during the years ended December 31, 2004 and 2003, based on the fair value of the options granted at the grant date as required by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except share amounts):

                                                              2004        2003
                                                            -------     -------

            Net income - as reported                        $   765     $   403
            Stock-based compensation expense, net of tax        (88)        (96)
                                                            -------     -------
            Net income - pro forma                          $   677     $   307
                                                            =======     =======
            Earnings per share - as reported - basic            .32         .17
            Earnings per share - pro forma - basic              .29         .13
            Earnings per share - as reported - diluted          .32         .17
            Earnings per share - pro forma - diluted            .28         .13

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2004         2003
                                                            -------      -------

            Expected dividend yield                            4.25%       4.17%
            Expected stock price volatility                      31%         31%
            Risk-free interest rate                            3.63%       3.20%
            Expected life of options                         5 years     5 years

     Recent Accounting Pronouncements

      At the November 2003 meeting of FASB's Emerging Issues Task Form ("EITF"), the EITF reached consensus on EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus requires new disclosure requirements for holders of debt or marketable equity securities that are accounted for under SFAS 115, "Accounting for Certain Investment in Debt and Equity Securities." The new disclosure requirements relate to temporarily impaired investments and are effective for fiscal years ending after December 15, 2003. The requirements apply only to annual financial statements and comparative disclosures for prior periods are not required. The guidance also dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. The Company adopted the EITF's recommendations on December 31, 2003, and has provided additional disclosures regarding any possible other-than-temporary impaired investments. Adoption of these recommendations did not have a material impact on the Company's financial position or results of operations.

      In September 2004, the EITF issued EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue 03-1, 'The Meaning of Other-Than-Temporary
Impairment and its Application to Certain Investments'", which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments'." EIFT 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The Company anticipates that the adoption of EITF 03-1-1 or EITF 03-1-a will not have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment", which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123-R is effective for public entities that file as small business issuers in 2006.

      In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due to part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor's estimate of undiscounted expected principal, interest and other cash flows over the investor's initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances can not be created nor "carried over" in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

      In December 2003, the FASB issued FASB Interpretation ("FIN") 46-R, "Consolidation of Variable Interest Entities- Revised." FIN46-R revises FIN 46, "Consolidation of Variable Interest Entities" which is an interpretation of Account-ing Research Bulletin 51, "Consolidated Financial Statements." FIN 46-R provides guidance regarding the consolidation of special purpose entities, and removed uncertainty over whether FIN 46 required consolidation or deconsolidation of special purpose entities that issue trust preferred securities. FIN 46-R clarified that even those entities that issue trust preferred securities with call options must be deconsolidated. FIN 46-R is effective for financial statements for periods ending after December 15, 2003, with no requirement for restatement of previous periods. The Company adopted FIN 46-R on December 31, 2004. Adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

      Branch Purchase

      During September 30, 2003, the Bank purchased all loans and assumed all deposits of a branch in Centreville, Alabama from First Federal of the South. Approximately $8.3 million in deposits were assumed at a premium of 3%, or $250,000. Total loans of approximately $5.6 million were purchased and approximately $2.5 million in cash was received. This transaction enabled the Bank to expand and further utilize the existing Centreville branch.

2.    SECURITIES AVAILABLE-FOR-SALE:

      The amortized cost, approximate fair value and gross unrealized gains and losses of the Bank's securities as of December 31, 2004 and 2003, were as follows:

                                                                       SECURITIES AVAILABLE-FOR-SALE
                                   -------------------------------------------------------------------------------------------------
                                                        2004                                              2003
                                   ----------------------------------------------    -----------------------------------------------
                                                  Gross       Gross                                 Gross        Gross
                                   Amortized   Unrealized   Unrealized      Fair     Amortized   Unrealized   Unrealized      Fair
                                      Cost        Gain        (Loss)        Value       Cost        Gain         (Loss)       Value
                                   ---------   ----------   ----------    --------   ---------   ----------   ----------    --------
                                                                             (In thousands)
U. S. Government Agency
     securities                     $  6,534    $     --     $   (103)    $  6,431    $ 11,990    $     40     $     (9)    $ 12,021
Corporate Bonds                       14,815         462          (17)      15,260      15,014         821          (31)      15,804
Obligations of states and
     political subdivisions              200           7           --          207         200          12           --          212
Mortgage-backed securities             1,023          20           --        1,043       1,330          29           (1)       1,358
                                    --------    --------     --------     --------    --------    --------     --------     --------
                                    $ 22,572    $    489     $   (120)    $ 22,941    $ 28,534    $    902     $    (41)    $ 29,395
                                    ========    ========     ========     ========    ========    ========     ========     ========

      There were no securities held-to-maturity for the years ended December 31, 2004 and 2003.

      The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Securities
                                                       Available-for-Sale
                                                      ----------------------
                                                     Amortized
                                                        Cost      Fair Value
                                                        ----      ----------
                                                          (In thousands)
            Due in one year or less                   $ 4,268      $ 4,333
            Due after one year through five years      15,559       15,635
            Due after five years through ten years         --           --
            Due after ten years                         1,722        1,930
                                                      -------      -------
                                                       21,549       21,898
            Mortgage-backed securities                  1,023        1,043
                                                      -------      -------
                                                      $22,572      $22,941
                                                      =======      =======

      Securities available-for-sale totaling $6,431,000 and $7,507,000 were pledged as collateral against certain public deposits at December 31, 2004 and 2003, respectively. Deposits associated with pledged securities had an aggregate balance of $6,047,000 and $6,387,000 at December 31, 2004 and 2003,
respectively.

      Proceeds from sales of available-for-sale securities were $3.0 million and $6.0 million in 2004 and 2003, respectively. Gross gains of $7,000 and $299,000 were realized on those sales in 2004 and 2003, respectively. There were no gross losses realized in 2004 or 2003.

      The following table shows the combined investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

                               Less than 12 Months        12 Months or More               Total
                              --------------------      --------------------      --------------------
                                            Unrea-                    Unrea-                    Unrea-
                                Fair        lized         Fair        lized        Fair         lized
                               Value         Loss        Value         Loss        Value         Loss
                              -------      -------      -------      -------      -------      -------
                                                           (In thousands)
U.S. Government Agency
     securities               $ 5,446      $    88      $   985      $    15      $ 6,431      $   103
Corporate Bonds                 3,112           17           --           --        3,112           17
                              -------      -------      -------      -------      -------      -------
         Total                $ 8,558      $   105      $   985      $    15      $ 9,543      $   120
                              =======      =======      =======      =======      =======      =======

      At December 31, 2004, the Company had twelve individual investment positions that were in an unrealized loss position or impaired for the time frames indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. The majority of the positions have experienced volatility in their market prices as a result of current market conditions, with no credit concerns related to the entities that issued the positions.

3.    LOANS RECEIVABLE:

      Loans receivable at December 31, 2004 and 2003, consisted of the following:

                                                      2004          2003
                                                    --------      --------
                                                        (In thousands)
            Mortgage loans:
                One-to-four family residential      $ 52,085      $ 53,468
                Commercial real estate                56,986        41,854
                Construction                          39,731        27,277
                Other                                    122           101
            Commercial loans                           7,907         7,485
            Consumer loans                             6,988         7,563
                                                    --------      --------
                                                     163,819       137,748
            Less --
                Allowance for loan losses              1,684         1,397
                Net deferred loan fees                   294           252
                                                    --------      --------
                                                    $161,841      $136,099
                                                    ========      ========

      Substantially all of the Bank's customers are located in the trade areas of Jefferson, Shelby and Bibb Counties in Alabama. Although the Bank has established underwriting standards, including a collateral policy that stipulates thresholds for loan to collateral values, the ability of its borrowers to meet their obligations is dependent upon local economic conditions.

      In the ordinary course of business, the Bank makes loans to officers, directors, employees and other related parties. These loans are made on substantially the same terms as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. The amounts of such related party loans at December 31, 2004 and 2003, were $3,010,000 and $2,997,000, respectively. During the year ended December 31, 2004, new loans totaled $3,409,000, repayments were $3,305,000 and loans to parties who are no longer related totaled $91,000.

      An analysis of the allowance for loan losses is detailed below.

                                               For the Year Ended December 31,
                                               -------------------------------
                                                   2004                2003
                                                 --------            --------
                                                         (In thousands)
            Balance, beginning of period         $  1,397            $  1,059
            Provision                                 684               1,141
            Charge-offs                              (470)               (882)
            Recoveries                                 73                  79
                                                 --------            --------
            Balance, end of period               $  1,684            $  1,397
                                                 =======             ========

4.    MORTGAGE SERVICING RIGHTS:

      Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of mortgage loans serviced were $3,699,000 and $5,408,000 at December 31, 2004 and 2003, respectively. The loans are subserviced by a third party.

      The balance of capitalized servicing rights included in "other assets" in the Consolidated Statements of Financial Condition at December 31, 2004 and 2003, was $60,000 and $75,000, respectively. The servicing rights are recorded at cost which approximates fair value. The following summarizes mortgage servicing rights.

                                                        2004           2003
                                                     ---------       ---------
                                                           (In thousands)
            Beginning balance                        $      75       $     102
            Amortization                                   (15)            (27)
                                                     ---------       ---------
            Ending balance                           $      60       $      75
                                                     =========       =========

5.    LAND, BUILDINGS AND EQUIPMENT:

      Land, buildings and equipment at December 31, 2004 and 2003, are summarized as follows:

                                                        2004           2003
                                                     ---------       ---------
                                                           (In thousands)
            Land                                     $   3,465       $   1,656
            Buildings and improvements                   4,333           3,644
            Furniture and equipment                      2,550           2,314
                                                     ---------       ---------
                                                        10,348           7,614
                 Less: Accumulated depreciation          2,971           2,706
                                                     ---------       ---------
                                                     $   7,377       $   4,908
                                                     =========       =========

6.    REAL ESTATE OWNED:

      Real estate owned was $986,000 and $4,216,000 at December 31, 2004 and 2003, respectively. Real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at the lower of the loan balance prior to foreclosure, plus certain costs incurred for improvements to the property ("cost") or fair value less estimated costs to sell the property. Any write-down from the cost to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent write-downs and gains or losses recognized on the sale of these properties are included in noninterest income or expense.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS:

      Total goodwill at December 31, 2004 and 2003, was $983,000. The core deposit intangible asset was $184,000 and $233,000 at December 31, 2004 and 2003, respectively. Amortization expense was $49,000 and $17,000 for 2004 and 2003, respectively. Estimated amortization expense related to core deposit intangible assets for the next five years is as follows: $50,000 in 2005, $50,000 in 2006, $50,000 in 2007, and $34,000 in 2008.

8.    DEPOSITS:

      Deposits at December 31, 2004 and 2003, were as follows:

                                                        2004           2003
                                                     ---------       ---------
                                                           (In thousands)

            Transaction accounts                     $  36,384       $  35,844
            Savings accounts                            26,872          25,519
            Savings certificates                        94,289          89,746
                                                     ---------       ---------
                                                     $ 157,545       $ 151,109
                                                     =========       =========

      The aggregate amount of jumbo savings certificates with a minimum denomination of $100,000 was $25,256,000 and $19,711,000 at December 31, 2004
and 2003, respectively.

      At December 31, 2004 and 2003, the scheduled maturities of savings certificates were as follows:

                                                        2004           2003
                                                     ---------       ---------
                                                           (In thousands)

            Within one year                          $  60,657       $  44,115
            One to three years                          21,609          32,642
            Three to five years                         12,023          12,989
                                                     ---------       ---------
                                                     $  94,289       $  89,746
                                                     =========       =========

      Interest on deposits for the year ended December 31, 2004 and 2003, consisted of the following:

                                                     2004           2003
                                                  ---------      ---------
                                                       (In thousands)

            Transaction accounts                  $      45      $      46
            Savings accounts                            134            155
            Savings certificates                      2,778          2,936
                                                  ---------      ---------
                                                  $   2,957      $   3,137
                                                  =========      =========

9.    BORROWINGS:

      The Company has long-term Federal Home Loan Bank ("FHLB") advances of $17,000,000 at December 31, 2004 and 2003. The advance is at a fixed rate of 5.20% and has a maturity date of January 12, 2011. On January 12, 2006, the FHLB has the option to convert the whole advance to a 3-month floating London Interbank Offered Rate ("LIBOR"), at which time the Bank may terminate the advance. The Bank has a blanket lien on its one-to-four family first mortgage loans pledged as collateral to the FHLB.

      The Company has a $2,500,000 line of credit with an outstanding balance of $0 and $1,080,000 at December 31, 2004 and 2003, respectively. The line of credit is at LIBOR plus 2.80% and has a maturity date of February 20, 2006. A portion of the stock of the Bank is pledged as collateral.

      The following presents information concerning short-term borrowings with the FHLB at December 31, 2004 and 2003. Such short-term borrowings are issued on normal banking terms.

                                                           2004           2003
                                                        ---------      --------
                                                              (In thousands)
      Other short-term borrowings:
          Balance                                       $  14,494      $  5,700
          Daily weighted-average rate during year            1.59%         1.19%
          Weighted-average rate at year end                  2.44%         1.15%

10.  SUBORDINATED DEBENTURES:

      On June 8, 2004, the Company established FirstFed Statutory Trust I ("Trust"), a wholly-owned statutory business trust. The Company is the sole sponsor of the Trust and acquired the Trust's common securities for $186,000. The Trust was created for the exclusive purpose of issuing 30-year capital trust securities ("Trust Preferred Securities") in the aggregate amount of $6,000,000 and using proceeds to purchase junior subordinated debentures ("Subordinated Debentures") issued by the Company. The assets of the Trust consist primarily of the Subordinated Debentures. The Company has applied FASB Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46-R). Accordingly, in the accompanying Consolidated Statements of Financial Condition, the Company's $186,000 investment in the Trust is included in other assets and the $6,000,000 obligation of the Company is included in subordinated debt.

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

11.   INCENTIVE COMPENSATION AND EMPLOYEE BENEFITS:

      Defined Benefit Pension Plan

      First Financial has a noncontributory defined benefit pension plan available to all eligible employees. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. The measurement date is December 31. The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated financial statements at, or during, the years ended December 31, 2004 and 2003:

                                                             2004         2003
                                                           -------      -------
      Change in benefit obligation:                            (In thousands)
          Benefit obligation at beginning of year          $ 2,207      $ 2,250
            Service cost                                       177          156
            Interest cost                                      125          118
            Actuarial gain                                     (46)         (75)
            Benefits and expenses paid                        (291)        (242)
                                                           -------      -------
          Benefit obligation at end of year                  2,172        2,207
                                                           -------      -------
      Change in plan assets:
          Fair value of plan assets at beginning of year     1,887        1,535
            Actual gain on plan assets                         105          252
            Employer contribution                              295          342
            Benefits and expenses paid                        (291)        (242)
                                                           -------      -------
          Fair value of plan assets at end of year           1,996        1,887
                                                           -------      -------
      Funded status of plan:
          Funded status of plan                               (175)        (320)
            Unrecognized actuarial loss                        650          723
            Unrecognized net transition asset                   --           (1)
                                                           -------      -------
          Net asset recognized - prepaid pension cost      $   475      $   402
                                                           =======      =======

     The accumulated benefit obligation for the defined benefit pension plan was $1.5 million and $1.6 as of December 31, 2004 and 2003, respectively.

     Net periodic pension cost for 2004 and 2003 includes the following components:

      Service cost                                         $   177      $   156
      Interest cost                                            125          118
      Expected return on plan assets                          (103)         (80)
      Amortization of transitional asset                        (1)          (2)
      Recognized actuarial loss                                 23           17
                                                           -------      -------
        Net periodic benefit cost                          $   221      $   209
                                                           =======      =======

      Assumptions used to determine the net periodic pension cost for the years ended December 31, 2004 and 2003 (the measurement date), include the following:

                                                             2004         2003
                                                           -------      -------

      Weighted average discount rate                          6.25%        6.75%
      Weighted average expected return on plan assets         5.00%        5.00%
      Rate of annual compensation increase                    5.00%        5.00%

     Assumptions used to determine the benefit obligations at December 31, 2004 and 2003 (the measurement date), include the following:

                                                             2004         2003
                                                           -------      -------
      Weighted average discount rate                          6.25%        6.75%
      Weighted average expected return on plan assets         5.00%        5.00%
      Rate of annual compensation increase                    5.00%        5.00%

      The expected long-term rate of return for the pension plan's total assets is based on historical returns of the target allocation categories. The pension plan's long-term rate of return would meet or exceed the 8.0% expected long-term rate of return.

      The Company's pension plan weighted-average asset allocations and target allocations at December 31, 2004 and 2003, by asset category, are as follows:

                                                          Plan Assets at
                                                           December 31,
                                                      --------------------
                                                       2004           2003
                                                      -----          -----
      Asset Category:
        Equity Securities                                30%            26%
        Debt Securities                                  49%            44%
        Cash equivalents                                 21%            30%
                                                      -----          -----
           Total                                        100%           100%
                                                      =====          =====

                                                      Target Allocation at
                                                           December 31,
                                                      --------------------
                                                       2004           2003
                                                      -----          -----
      Asset Category:
        Equity Securities                             10-50%         10-50%
        Debt Securities                               20-95%         20-95%
        Cash equivalents                              10-30%         10-30%
                                                      -----          -----
           Total                                        100%           100%
                                                      =====          =====

      The investment strategy for the pension plan assets is to seek high current income and some capital appreciation while accepting a low to moderate level of risk. Management meets periodically to review the strategy of the plan and to review the performance of the plan assets and trustee.

      Generally, the Company contributes the maximum amount deductible based on current income tax laws. The Company expects to contribute $299,038 to the pension plan is 2005.

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

           2005                                       $        0
           2006                                          164,258
           2007                                          187,174
           2008                                          186,080
           2009                                          153,809
           Years 2010-2014                             1,098,120

      Employee Stock Ownership Plan

      The Company maintains an Employee Stock Ownership Plan ("ESOP") for eligible employees. In December 1997, the ESOP purchased 87,862 shares from treasury with the proceeds from a $950,000 note from the Company. The note is secured by the common stock owned by the ESOP. Principal payments under the note are due in equal and annual installments through December 2007; interest is payable at a rate of prime + 1%. The compensation expense related to the ESOP for the years ended December 31, 2004 and 2003, was approximately $72,000 and $69,000, respectively. Unearned compensation related to the ESOP was approximately $285,000 and $381,000 at December 31, 2004 and 2003, respectively, and is shown as a reduction of stockholders' equity in the accompanying Consolidated Statements of Financial Condition.

      Deferred Compensation Plan

      The Company maintains a Deferred Compensation Plan pursuant to which directors, officers and select employees may annually elect to defer the receipt of Board fees and up to 25% of their salary, as applicable. Associated with the Deferred Compensation Plan is a separate grantor trust to which all fee and salary deferrals may be contributed. The trust assets will be used to pay benefits to participants, but are subject to the claims of general creditors of the Company until distributed from the trust. Subject to the guidelines under the Deferred Compensation Plan, each participant may elect (i) the time and manner under which his or her Plan benefit will be paid, and (ii) the measure of the deemed investment return on his or her deferred compensation account. Such return may be based in whole or in part on either the rate of return on the Company's common stock or First Financial's highest yielding one-year certificate of deposit. A participant who elects the Company's common stock rate of return will be distributed shares of the Company's common stock when his or her plan benefit is paid. Vested benefits become payable at the election of a participant as made one year prior to distribution. If a participant dies prior to collecting his or her entire vested benefit under the Deferred Compensation Plan, the value of such vested but unpaid benefit will be paid to the director's designated beneficiary or estate. The total amount deferred for the years ended December 31, 2004 and 2003, was approximately $61,000 and $34,000, respectively. In accordance with Emerging Issues Task Force No. 97-14, the Company shares owned by the trust are recorded as treasury stock and the amount owed to participants is recorded in the stockholders' equity section of the accompanying Consolidated Statements of Financial Condition. The trust owned 240,036 and 221,283 shares of the Company's common stock as of December 31, 2004 and 2003, respectively. These shares are considered in the calculation of EPS.

     Stock Option and Incentive Plans

      Options to purchase common stock of the Company have been granted under various incentive plans to directors, officer, and other key employees. All plans provide for the grant of options at an exercise price equal to the fair market value of the underlying stock on the date of grant. Options become exercisable on a basis as determined by the Stock Option Committee. In 2004, all options were exercisable at the date of grant. In 2003, 67,500 options became exercisable in December 2004 and all other options were exercisable at the date of grant. Options under all plans expire no later than 10 years from date of grant. An analysis of stock options for the years ended December 31, 2004 and 2003, follows:

                                                          2004                        2003
                                                -----------------------      -----------------------
                                                               Weighted                     Weighted
                                                                Average                      Average
                                                               Exercise                     Exercise
                                                 Shares          Price        Shares         Price
                                                --------       --------      --------       --------
          Outstanding at beginning of year       333,510       $   7.57       247,055       $   6.81
          Granted                                 23,245           7.53       155,670           8.34
          Exercised                               (4,485)          5.72       (25,590)          5.73
          Forfeited                              (12,311)          8.39       (43,625)          6.84
                                                --------       --------      --------       --------
          Outstanding at end of year             339,959           7.55       333,510           7.57
                                                ========                     ========
          Exercisable at end of year             339,959           7.55       266,010           7.48
                                                ========                     ========
          Weighted average fair value
              of options granted                $   1.41                     $   1.67
                                                ========                     ========

      There were 80,041and 97,595 shares available for future grants at December 31, 2004 and 2003, respectively. The following table summarizes information about these stock options at December 31, 2004:

                                                             Weighted
                                                              Average         Weighted
                                                             Remaining         Average
               Range of          Number Outstanding         Contractual       Exercise
          Exercise Prices       at December 31, 2004            Life            Price
          ---------------       --------------------        -----------       --------
          $5.25 - $7.75                143,726              5.76 years         $ 6.26
          $7.89 - $11.00               194,659              7.56 years         $ 8.48
              $12.50                     1,574              3.50 years         $12.50
                                       -------
                                       339,959
                                       =======

      Some plans allow for the grant of restricted stock awards. The restricted stock awards are considered unearned compensation at the time of the award and compensation is earned and recorded over the vesting period. There were 3,484 and 3,734 shares of restricted stock awarded during the periods ended December 31, 2004 and 2003, repsectively. The compensation expense related to the restricted stock awards for the years ended December 31, 2004 and 2003, was approximately $19,300 and $35,000, respectively. At December 31, 2004 and 2003, unearned compensation related to restricted stock awards was approximately $42,600 and $35,000, respectively, and is shown as a reduction to stockholders' equity in the accompanying Consolidated Statements of Financial Condition.

12.   INCOME TAXES:

      The provision (credit) for income taxes for the years ended December 31, 2004 and 2003, was as follows:

                                              2004           2003
                                            --------       --------
                                                 (In thousands)
            Current:
                 Federal                    $    295       $    140
                 State                            38             25
                                            --------       --------
                                                 333            165
                                            --------       --------
            Deferred:
                 Federal                         (95)          (174)
                 State                           (13)            (5)
                                            --------       --------
                                                (108)          (179)
                                            --------       --------
                     Totals                 $    225       $    (14)
                                            ========       ========

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income taxes for the years ended December 31, 2004 and 2003, were as follows:

                                                          2004           2003
                                                        --------       --------
                                                            (In thousands)
                Pre-tax income at statutory rates       $    337       $    132
                Add (deduct):
                State taxes                                   17             --
                Tax exempt income                           (126)          (133)
                Employee stock ownership plan
                     expense                                 (12)           (14)
                Other, net                                     9              1
                                                        --------       --------
                     Totals                             $    225       $    (14)
                                                        ========       ========

     The components of the net deferred tax asset as of December 31, 2004 and 2003, were as follows:

                                                          2004           2003
                                                        --------       --------
                                                            (In thousands)

            Deferred tax asset:
                Retirement and other benefit plans      $    335       $    393
                Allowance for loan losses                    640            530
                Other                                         86             38
                                                        --------       --------
                                                           1,061            961
                                                        --------       --------
            Deferred tax liability:
                Deferred loan fees                           (79)           (71)
                FHLB stock dividend                         (203)          (203)
                Unrealized gain on securities
                     available-for-sale                     (133)          (302)
                Depreciation                                (225)          (214)
                Other                                        (28)           (55)
                                                        --------       --------
                                                            (668)          (845)
                                                        --------       --------
            Net deferred tax asset                      $    393       $    116
                                                        ========       ========

13.   COMMITMENTS AND CONTINGENCIES:

      Loan Commitments

      The Bank's policy as to collateral and assumption of credit risk for loan commitments are essentially the same as those for extensions of credit to its customers. At December 31, 2004, the Bank's loan commitments outstanding to originate and fund single-family mortgage loans, construction loans, commercial loans, home equity loans and lines of credit totaled $23.4 million to be held in the Bank's loan portfolio. These commitments expire or mature as follows: $5.7 million within 90 days, $2.9 in 91-180 days, $9.1 million in 181 days to one year, $0.5 million in one to three years, and $5.2 million in five to ten years.

      Leases

      First Financial had a lease agreement for a building in which a branch office is located. Rental expense under this lease was $13,000 and $31,000 for the years ended December 31, 2004 and 2003, respectively. The lease agreement expired May 31, 2004. There are no future minimum lease payments.

      Employment Agreements

      The Company and the Bank have employment agreements with two executive officers which provide for salary continuation for the remaining term of the contract and insurance benefits for a six-month period in the event of a change in control of the Company or the death of the officer. These contracts currently expire on December 31, 2007, and the maximum aggregate liability to the Company at December 31, 2004, is approximately $1.0 million.

      Litigation

      The Company and the Bank are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

14.   STOCKHOLDERS' EQUITY:

      Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2004, no dividend payments could be paid without such prior approval.

      The Company maintains a Dividend Reinvestment and Stock Purchase Plan. Under this Plan, participating stockholders may elect to reinvest dividends into additional shares of the Company's common stock. In addition, monthly optional cash payments, not less than $50 and up to $2,000 per month, may be made into the Plan by participating stockholders to purchase shares of the Company's common stock. There were 500,000 shares of common stock reserved for participants of the Plan. At December 31, 2004 and 2003, 113,826 shares and 96,325 shares, respectively, had been purchased for participants under the Plan. The costs associated with this Plan were immaterial during the years ended December 31, 2004 and 2003.

15.   FAIR VALUES OF FINANCIAL INSTRUMENTS:

      The Company's fair values of financial instruments as presented in accordance with the requirements of SFAS No. 107 and their related carrying amounts at December 31, 2004 and 2003, are as follows:

                                                                   2004                        2003
                                                          -----------------------     -----------------------
                                                          Carrying     Estimated      Carrying     Estimated
                                                           Amount      Fair Value      Amount      Fair Value
                                                           ------      ----------      ------      ----------
            FINANCIAL ASSETS:                                               (In thousands)
            Cash on hand and in banks                     $  3,125      $  3,125      $  2,952      $  2,952
            Interest-bearing deposits in other banks         1,489         1,489         4,440         4,440
            Federal funds sold                                 176           176           229           229
            Securities available-for-sale                   22,941        22,941        29,395        29,395
            Loans held for sale                                739           739         1,033         1,033
            Loans receivable, net                          161,841       163,898       136,099       137,323
            Accrued interest receivable                      1,134         1,134         1,095         1,095

            FINANCIAL LIABILITIES:
            Deposits                                      $157,545      $158,945      $151,109      $155,365
            Borrowings                                      31,494        32,737        23,780        24,485
            Subordinated debentures                          6,000         6,000            --            --
            Accrued interest payable                           238           238           217           217

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

      The following methods and assumptions were used by the Company in estimating the fair values provided above:

      Cash on Hand and in Banks, Interest-Bearing Deposits in Other Banks, and Federal Funds Sold

      The carrying value of highly liquid instruments, such as cash on hand, interest-bearing deposits in financial institutions and federal funds sold, are considered to approximate their fair values.

      Securities Available-for-Sale

      Substantially all of the Company's securities have a readily determinable fair value. Fair values for these securities are based on quoted market prices, where available. If not available, fair values are based on market prices of comparable instruments. The carrying amount of accrued interest on securities approximates fair value.

      Loans Held for Sale

      All of the Company's loans held for sale are to be sold to third-party investors and have a readily determinable fair value.

      Loans Receivable, Net

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

      Deposits

      The fair value of deposit liabilities with no stated maturity are disclosed as the amount payable on demand at the reporting date (i.e., at their carrying amount). The fair values of fixed maturity deposits are estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities.

      The economic value attributable to the long-term relationship with depositors who provide low-cost funds to the Company is considered to be a separate intangible asset and is excluded from the presentation above. The carrying amount of accrued interest on deposits approximates fair value.

      Borrowings

      The fair value of FHLB advances are estimated using a discounted cash flow calculation that applies the rate currently offered for borrowings of similar terms and remaining maturity. The carrying amount of accrued interest on FHLB advances approximates fair value.

      The fair value of the amount outstanding under the variable rate line of credit and accrued interest approximates their fair value.

      Subordinated Debentures

      The amount of subordinated debentures outstanding are at a variable rate and approximate fair value.

      Off-Balance Sheet Instruments

      Off-balance sheet financial instruments include commitments to extend credit and standby letters of credit to be held in the Bank's loan portfolio. The fair value of such instruments is negligible since the arrangements are at current rates, are for short periods, and have no significant credit exposure.

16.   OTHER OPERATING EXPENSE:

     The principal components of other operating expense for the years ended December 31, 2004 and 2003, were as follows:

                                                   2004          2003
                                                 --------      --------
                                                    (In thousands)

            Legal and professional               $    182      $    141
            Supplies and printing                     104           100
            Insurance and bonds                       118           117
            Advertising                               105            87
            Real estate owned expense                 552           187
            Data processing and ATM expense           632           544
            Other expense                             484           223
                                                 --------      --------
                                                 $  2,177      $  1,399
                                                 ========      ========

17.   PARENT COMPANY FINANCIAL STATEMENTS:

      Separate condensed financial statements of the Company as of and for the years ended December 31, 2004 and 2003, are presented below:

                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2004 AND 2003
                                 (In thousands)

                                                                  2004           2003
                                                                --------       --------
           ASSETS:
               Interest-bearing deposits                        $  1,682       $    140
               Investment in subsidiaries                         20,070         17,361
               Bank owned life insurance                           1,692          1,592
               Other assets                                        1,296            799
                                                                --------       --------
                                                                $ 24,740       $ 19,892
                                                                ========       ========
           LIABILITIES:
               Borrowings                                       $     --       $  1,080
               Subordinated debentures                             6,000             --
               Dividend payable                                      168            166
               Other liabilities                                     154             94
                                                                --------       --------
                                                                   6,322          1,340
           STOCKHOLDERS' EQUITY:
               Preferred stock                                        --             --
               Common stock                                           32             32
               Paid-in-capital                                     8,590          8,426
               Retained earnings                                  15,976         16,047
               Deferred compensation obligation                    2,114          1,969
               Deferred compensation treasury stock               (2,114)        (1,969)
               Treasury stock                                     (6,088)        (6,088)
               Unearned compensation                                (328)          (416)
               Accumulated other comprehensive income, net           236            551
                                                                --------       --------
                                                                  18,418         18,552
                                                                --------       --------
                                                                $ 24,740       $ 19,892
                                                                ========       ========

                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (In thousands)

                                                                  2004           2003
                                                                --------       --------
      Income from subsidiaries:
        Interest                                                $     21       $     25
      Other income                                                   113            101
      Interest expense                                              (176)            --
      Operating expense                                             (310)          (573)
                                                                --------       --------
      Loss before income taxes and equity in
        undistributed current year subsidiaries'
        earnings                                                    (352)          (447)
      Income tax benefit                                             165            201
                                                                --------       --------
      Loss before equity in undistributed current
        year subsidiaries' earnings                                 (187)          (246)
      Equity in undistributed current year
        subsidiaries' earnings                                       952            649
                                                                --------       --------
        Net income                                              $    765       $    403
                                                                ========       ========

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (In thousands)

            Operating Activities:                                                  2004          2003
                                                                                ---------     ---------
              Net income                                                        $     765     $     403
              Distribution in excess of equity in current year earnings of
              subsidiaries                                                           (952)         (649)
                                                                                ---------     ---------
                                                                                     (187)         (246)
                                                                                ---------     ---------
              Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                 Amortization of unearned compensation                                114           132
                 Increase in cash surrender value of
                   Bank Owned Life Insurance                                         (100)         (102)
                 Provision for deferred compensation                                  159           116
                 Other, net                                                          (488)          700
                                                                                ---------     ---------
              Net cash provided by (used in) operating activities                    (315)          846
                                                                                ---------     ---------

            Investing Activities:
              Capital contribution to subsidiary                                    2,000            --
                                                                                ---------     ---------
              Net cash used in investing activities                                (2,000)           --
                                                                                ---------     ---------

            Financing Activities:
              Proceeds from exercise of stock options                                  26           146
              Proceeds from dividend reinvestment                                     135           116
              Dividends paid                                                         (833)         (823)
              Purchase of treasury stock for Deferred Compensation
                 Plan                                                                (159)         (116)
              Proceeds from issuance of subordinated debentures                     6,000            --
              Proceeds from borrowings                                              1,950           825
              Repayment of borrowings                                              (3,075)         (750)
                                                                                ---------     ---------
              Net cash provided by (used in) financing activities                   4,044          (602)
                                                                                ---------     ---------

            Increase (decrease) in cash and cash equivalents                        1,542            (2)
            Cash and cash equivalents at beginning of year                            140           142
                                                                                ---------     ---------
            Cash and cash equivalents at end of year                            $   1,682     $     140
                                                                                =========     =========

18.  SEGMENT DISCLOSURE:

      The Company considers the holding company a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the SFAS No.131.

      The Company's segment disclosure is as follows for the years ended December 31, 2004 and 2003:

                                                              2004
                                     ----------------------------------------------------
                                      Banking        Holding                       Total
                                     Operations      Company     Eliminations     Company
                                     ----------     --------       --------      --------
                                                       (In thousands)
Net interest income                   $  5,816      $   (155)      $     --      $  5,661
Provision for loan losses                  684            --             --           684
Noninterest income                       2,799           113             --         2,912
Noninterest expense                      6,589           310             --         6,899
                                      --------      --------       --------      --------
     Income (loss) before income
         taxes                           1,342          (352)            --           990
Income tax expense (benefit)               390          (165)            --           225
                                      --------      --------       --------      --------
     Net income (loss)                $    952      $   (187)      $     --      $    765
                                      ========      ========       ========      ========
     Total assets                     $211,732      $ 24,740       $(22,029)     $214,443
                                      ========      ========       ========      ========
     Capital expenditures             $  3,590      $     --       $     --      $  3,590
                                      ========      ========       ========      ========
     Goodwill                         $    983      $     --       $     --      $    983
                                      ========      ========       ========      ========

                                                          2003
                                  ------------------------------------------------------
                                    Banking       Holding                        Total
                                  Operations      Company      Eliminations     Company
                                  ----------     ---------     ------------    ---------
                                                      (In thousands)
Net interest income               $   4,943      $      25       $     --      $   4,968
Provision for loan losses             1,141             --             --          1,141
Noninterest income                    2,238            101             --          2,339
Noninterest expense                   5,204            573             --          5,777
                                  ---------      ---------       --------      ---------
     Income before
         income taxes                   836           (447)            --            389
Income tax expense (benefit)            187           (201)            --            (14)
                                  ---------      ---------       --------      ---------
     Net income                   $     649      $    (246)      $     --      $     403
                                  =========      =========       ========      =========
     Total assets                 $ 192,195      $  19,892       $(17,876)     $ 194,211
                                  =========      =========       ========      =========
     Capital expenditures         $     963      $      --       $     --      $     963
                                  =========      =========       ========      =========
     Goodwill                     $     983      $      --       $     --      $     983
                                  =========      =========       ========      =========

      Depreciation expense is not disclosed separately by segment, since this is not considered a significant component of the profitability of a financial institution.

19.   REGULATORY MATTERS:

      The  Bank  is   subject  to  various   regulatory   capital   requirements
administered by the federal and state banking agencies. The quantitative measures to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to average assets (as defined), and Tangible capital to average assets. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 2004 and 2003, that the Bank meets all capital adequacy requirements to which they are subject.

      As of December 31, 2004 and 2003, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institutions' category.

      Actual capital amounts in addition to required amounts and amounts needed to be well capitalized for Tier 1, Total, Tier 1 Leverage, and Tangible ratios for the Company and the Bank, as applicable, are as follows:

                                                             December 31, 2004
                                   ------------------------------------------------------------------
                                                       (Dollar amounts in thousands)
                                                                                        To Be Well
                                                                                    Capitalized Under
                                                                For Capital         Prompt Corrective
                                         Actual             Adequacy Purposes       Action Provisions
                                   ------------------      ------------------      ------------------
                                    Amount      Rate        Amount       Rate      Amount        Rate
                                   -------      -----      -------       ----      -------       ----
Tier 1 Risk-Based Capital
     Consolidated                  $22,957      12.6%          N/A       N/A           N/A       N/A
     First Financial Bank           18,598      10.4%      $ 7,188       4.0%      $10,782       6.0%

Total Risk-Based Capital
     Consolidated                  $24,641      13.5%          N/A       N/A           N/A       N/A
     First Financial Bank           20,282      11.3%      $14,377       8.0%      $17,971      10.0%

Tier 1 Leverage
     Consolidated                  $22,957      10.9%          N/A       N/A           N/A       N/A
     First Financial Bank           18,598       8.8%      $ 8,416       4.0%      $10,521       5.0%

                                                          December 31, 2003
                                  -----------------------------------------------------------------
                                                    (Dollar amounts in thousands)
                                                                                      To Be Well
                                                                                  Capitalized Under
                                                             For Capital          Prompt Corrective
                                         Actual           Adequacy Purposes       Action Provisions
                                  -----------------       -----------------       -----------------
                                   Amount      Rate       Amount       Rate       Amount       Rate
                                   ------      ----       -------      ----       -------      ----
Tier 1 Risk-Based Capital
     Consolidated                 $16,820      11.5%          N/A       N/A           N/A       N/A
     First Financial Bank          15,509      10.8%      $ 5,761       4.0%      $ 8,642       6.0%

Total Risk-Based Capital
     Consolidated                 $18,057      12.3%          N/A       N/A           N/A       N/A
     First Financial Bank          16,906      11.7%      $11,523       8.0%      $14,404      10.0%

Tier 1 Leverage
     Consolidated                 $16,820       9.0%          N/A       N/A           N/A       N/A
     First Financial Bank          15,509       8.3%      $ 7,506       4.0%      $ 9,382       5.0%