Form 10QSB
period 2005-03-31
FIRSTFED BANCORP INC
filed 2005-05-16
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          -----------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission File Number: 0-19609
                                                 -------

                             FirstFed Bancorp, Inc.
              ----------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                              63-1048648
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                   35020
-------------------------------                              -------------------
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

YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding at April 29, 2005
----------------------------                       -----------------------------
Common Stock, $.01 par value                              2,431,779 shares

Transitional Small Business Disclosure Format
(Check one):

YES |_|  NO |X|

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2005 AND DECEMBER 31, 2004..................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
  MONTHS ENDED MARCH 31, 2005 AND 2004........................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
  THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 .............................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED MARCH 31, 2005 AND 2004..................................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION............................................................... 9

ITEM 3.  CONTROLS AND PROCEDURES.............................................12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

ITEM 5.  OTHER INFORMATION...................................................13

ITEM 6.  EXHIBITS............................................................13

SIGNATURES...................................................................14

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED
      BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.


                                       i.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                   As of March 31, 2005 and December 31, 2004
                          (Dollar amounts in thousands)

                                                                               March 31,   December 31,
                                                                                 2005          2004
                                                                               ---------   ------------
ASSETS
Cash and Cash Equivalents:
       Cash on hand and in banks                                               $   3,104     $   3,125
       Interest-bearing deposits in other banks                                    5,489         1,489
       Federal funds sold                                                            469           176
                                                                               ---------     ---------
                                                                                   9,062         4,790
Securities available-for-sale, at fair value                                       7,957        22,941
Loans held for sale                                                                  213           739
Loans receivable, net                                                            163,360       161,841
Land, buildings and equipment, net                                                 7,313         7,377
Bank owned life insurance                                                          6,462         6,368
Real estate owned                                                                    904           986
Accrued interest receivable                                                          836         1,134
Goodwill and other intangibles                                                     1,154         1,167
Other assets                                                                       7,152         7,100
                                                                               ---------     ---------
                                                                               $ 204,413     $ 214,443
                                                                               =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Deposits                                                                $ 161,925     $ 157,545
       Borrowings                                                                 17,000        31,494
       Subordinated debentures                                                     6,000         6,000
       Accrued interest payable                                                      234           238
       Dividends payable                                                             170           168
       Other liabilities                                                             775           580
                                                                               ---------     ---------
                                                                                 186,104       196,025
                                                                               ---------     ---------
Stockholders' Equity:
       Preferred stock, $.01 par value, 1,000,000 shares
              authorized, none outstanding                                            --            --
       Common stock, $.01 par value, 10,000,000 shares
              authorized, 3,258,062 shares issued and 2,428,114 shares
              outstanding at March 31, 2005 and 3,230,955 shares issued and
              2,401,007 shares outstanding at
              December 31, 2004                                                       33            32
       Paid-in capital                                                             8,739         8,590
       Retained earnings                                                          16,020        15,976
       Deferred compensation obligation                                            2,105         2,114
       Deferred compensation treasury stock (239,548
              shares at March 31, 2005 and 240,036 shares
              at December 31, 2004)                                               (2,105)       (2,114)
       Treasury stock, at cost (829,948 shares at March 31, 2005
              and December 31, 2004)                                              (6,088)       (6,088)
       Unearned compensation                                                        (299)         (328)
       Accumulated other comprehensive (loss) income                                 (96)          236
                                                                               ---------     ---------
                                                                                  18,309        18,418
                                                                               ---------     ---------
                                                                               $ 204,413     $ 214,443
                                                                               =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
               For the Three Months Ended March 31, 2005 and 2004
             (Dollar amounts in thousands, except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2005          2004
                                                         --------      --------
INTEREST INCOME:
     Interest and fees on loans                         $    2,417    $    2,025
     Interest and dividends on
       securities                                              105           306
     Other interest income                                      19             3
                                                        ----------    ----------
       Total interest income                                 2,541         2,334
                                                        ----------    ----------

INTEREST EXPENSE:
     Interest on deposits                                      787           720
     Interest on borrowings                                    322           258
                                                        ----------    ----------
        Total interest expense                               1,109           978
                                                        ----------    ----------

  Net interest income                                        1,432         1,356
     Provision for loan losses, net                             19           220
                                                        ----------    ----------
  Net interest income after
   provision for loan losses, net                            1,413         1,136
                                                        ----------    ----------

NONINTEREST INCOME:
     Fees and other noninterest income                         973           580
     Gain on sale of investments                               354             7
     Bank owned life insurance                                  94            91
                                                        ----------    ----------
       Total noninterest income                              1,421           678
                                                        ----------    ----------

NONINTEREST EXPENSE:
     Salaries and employee benefits                            786           783
     Office building and equipment
       expenses                                                204           239
     Pension plan termination expense                          679            --
     Other operating expenses                                  618           667
                                                        ----------    ----------
       Total noninterest expenses                            2,287         1,689
                                                        ----------    ----------
  Income before income taxes                                   547           125

     Provision for income taxes                                163            13
                                                        ----------    ----------
  NET INCOME                                            $      384    $      112
                                                        ==========    ==========

AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC                                 2,392,709     2,344,794
                                                        ==========    ==========
BASIC EARNINGS PER SHARE                                $      .16    $      .05
                                                        ==========    ==========
AVERAGE NUMBER OF SHARES
     OUTSTANDING - DILUTED                               2,408,378     2,403,367
                                                        ==========    ==========
DILUTED EARNINGS PER SHARE                              $      .16    $      .05
                                                        ==========    ==========
DIVIDENDS DECLARED PER SHARE                            $      .14    $      .14
                                                        ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
     -----------------------------------------------------------------------
                              COMPREHENSIVE INCOME
                              --------------------
               For the Three Months Ended March 31, 2005 and 2004
             (Dollar amounts in thousands, except per share amounts)

                                                                                      Deferred
                                                                         Deferred      Compen-
                                                                          Compen-      sation
                                    Common     Paid-In      Retained      sation      Treasury
                                    Stock      Capital      Earnings    Obligation     Stock
                                   --------    --------     --------     --------     --------
BALANCE, December 31, 2003         $     32    $  8,426     $ 16,047     $  1,969     $ (1,969)

  Net income                             --          --          112           --           --
  Change in unrealized gain
      (loss) on securities
      available for sale, net
      of tax of $63                      --          --           --           --           --

  Comprehensive income                   --          --           --           --           --

  Amortization of unearned
      compensation                       --          --           --           --           --
  Dividends declared ($.14
      per share)                         --          --         (333)          --           --
  Exercise of stock options              --          10           --           --           --
  Stock issued under Dividend
      Reinvestment Plan                  --          50           --           --           --
  Purchase of deferred comp
      treasury shares                    --          --           --            7           (7)
  Change in stock value of
      Employee Stock
      Ownership Plan                     --          (4)          --           --           --
                                   --------    --------     --------     --------     --------

BALANCE, March 31, 2004            $     32    $  8,482     $ 15,826     $  1,976     $ (1,976)
                                   ========    ========     ========     ========     ========

BALANCE, December 31, 2004         $     32    $  8,590     $ 15,976     $  2,114     $ (2,114)

  Net income                             --          --          384           --           --
  Change in unrealized gain
      (loss) on securities
      available for sale, net
      of tax of ($191)                   --          --           --           --           --

  Comprehensive income                   --          --           --           --           --

  Amortization of unearned
      compensation                       --          --           --           --           --
  Dividends declared ($.14
      per share)                         --          --         (340)          --           --
  Exercise of stock options              --         105           --           --           --
  Stock issued under Dividend
      Reinvestment Plan                   1          51           --           --           --
  Purchase of deferred comp
      treasury shares                    --          --           --           24          (24)
  Distribution of deferred comp
      treasury shares                    --          --           --          (33)          33
  Change in stock value of
      Employee Stock
      Ownership Plan                     --          (7)          --           --           --
                                   --------                 --------     --------     --------

BALANCE, March 31, 2005            $     33    $  8,739     $ 16,020     $  2,105     $ (2,105)
                                   ========    ========     ========     ========     ========

                                                             Accumulated
                                                                Other       Compre-
                                                 Unearned      Compre-      hensive
                                    Treasury      Compen-      hensive      Income
                                     Stock        sation       Income      (Note 1)
                                    --------     --------     --------     --------
BALANCE, December 31, 2003          $ (6,088)    $   (416)    $    551

  Net income                              --           --           --     $    112
  Change in unrealized gain
      (loss) on securities
      available for sale, net
      of tax of $63                       --           --          109          109
                                                                           --------
  Comprehensive income                    --           --           --     $    221
                                                                           ========
  Amortization of unearned
      compensation                        --           29           --
  Dividends declared ($.14
      per share)                          --           --           --
  Exercise of stock options               --           --           --
  Stock issued under Dividend
      Reinvestment Plan                   --           --           --
  Purchase of deferred comp
      treasury shares                     --           --           --
  Change in stock value of
      Employee Stock
      Ownership Plan                      --           --           --
                                    --------     --------     --------

BALANCE, March 31, 2004             $ (6,088)    $   (387)    $    660
                                    ========     ========     ========

BALANCE, December 31, 2004          $ (6,088)    $   (328)    $    236

  Net income                              --           --           --     $    384
  Change in unrealized gain
      (loss) on securities
      available for sale, net
      of tax of ($191)                    --           --         (332)        (332)
                                                                           --------
  Comprehensive income                    --           --           --     $     52
                                                                           ========
  Amortization of unearned
      compensation                        --           29           --
  Dividends declared ($.14
      per share)                          --           --           --
  Exercise of stock options               --           --           --
  Stock issued under Dividend
      Reinvestment Plan                   --           --           --
  Purchase of deferred comp
      treasury shares                     --           --           --
  Distribution of deferred comp
      treasury shares                     --           --           --
  Change in stock value of
      Employee Stock
      Ownership Plan                      --           --           --
                                    --------     --------     --------

BALANCE, March 31, 2005             $ (6,088)    $   (299)    $    (96)
                                    ========     ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
               For the Three Months Ended March 31, 2005 and 2004
                          (Dollar amounts in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       2005         2004
                                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $    384     $    112
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation, amortization and accretion                                           115          130
       Loan fees deferred, net                                                             53           76
       Provision for loan losses, net                                                      19          220
       Gain on sale of investments                                                       (354)          (7)
       Gain on sale of fixed assets                                                        --           (9)
       Loss on sale of real estate, net                                                    16           99
       Origination of loans held for sale                                              (1,170)      (3,018)
       Proceeds from loans held for sale                                                1,696        3,015
       Proceeds from sale of other assets                                                 378           --
       Gain on sale of other assets                                                      (363)          --
       Provision for deferred compensation                                                 24            7
       Increase in surrender value of Bank Owned Life Insurance                           (94)         (91)
  Decrease (increase) in assets:
       Accrued interest receivable                                                        298          (49)
       Other assets                                                                        95          272
  Increase (decrease) in liabilities:
         Accrued interest payable                                                          (4)           4
       Other liabilities                                                                  200           68
                                                                                     --------     --------
         Net cash provided by operating activities                                      1,293          829
                                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of securities available-for-sale         144        6,097
  Proceeds from sale of securities available-for-sale                                  15,169        3,000
  Purchase of securities available-for-sale                                              (500)      (4,788)
  Proceeds from sales of real estate and repossessed assets                               196          315
  Net loan originations                                                                (1,684)      (9,806)
  Capital expenditures                                                                    (26)      (1,289)
                                                                                     --------     --------
         Net cash provided by (used in) investing activities                           13,299       (6,471)
                                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                                                             4,380        3,584
  Proceeds from borrowings                                                              7,304       22,600
  Repayment of borrowings                                                             (21,798)     (19,255)
  Proceeds from exercise of stock options                                                 105           10
  Dividends paid                                                                         (338)        (333)
  Proceeds from dividend reinvestment                                                      51           50
  Purchase of treasury stock for Deferred Compensation Plan                               (24)          (7)
                                                                                     --------     --------
         Net cash provided by (used in) financing activities                          (10,320)       6,649
                                                                                     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    4,272        1,007
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        4,790        7,621
                                                                                     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  9,062     $  8,628
                                                                                     ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
       Income taxes                                                                  $     25     $     19
       Interest                                                                         1,037          962
  Non-cash transactions -
       Transfer of loans receivable to real estate owned                                  110          228
       Transfer of leased real estate owned to other assets                                --        3,246

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005, and December 31, 2004, and for the three months ended March 31, 2005 and 2004, include the accounts of the Company, FSC and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto incorporated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The accounting policies followed by the Company are set forth in the Summary of Significant Accounting Policies in the Company's December 31, 2004, Consolidated Financial Statements.

2. SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of March 31, 2005, and December 31, 2004, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

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

3. EARNINGS AND DIVIDENDS PER SHARE:
   ---------------------------------

Earnings per share ("EPS") for the three months ended March 31, 2005 and 2004, were as follows:

                                       Three Months                           Three Months
                                  Ended Marchr 31, 2005                   Ended March 31, 2004
                           ------------------------------------   ------------------------------------
                                         Dilutive                               Dilutive
                                        Effect of                              Effect of
                                         Options                                Options
                             Basic        Issued      Diluted       Basic        Issued      Diluted
                           ----------   ----------   ----------   ----------   ----------   ----------
Net income                 $  384,000           --   $  384,000   $  112,000           --   $  112,000

Shares available to
   common shareholders      2,392,709       15,669    2,408,378    2,344,794       58,573    2,403,367
                           ----------   ----------   ----------   ----------   ----------   ----------

Earnings per share         $     0.16           --   $     0.16   $     0.05           --   $     0.05
                           ==========   ==========   ==========   ==========   ==========   ==========

Options to purchase 193,548 and 11,384 shares of common stock at prices in excess of the average market price were outstanding during the quarter ended March 31, 2005 and 2004, respectively, but not included in the computation of diluted earnings per share.

There were 26,359 and 35,145 shares of common stock held by the Employee Stock Ownership Plan and unallocated at March 31, 2005 and 2004, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended March 31, 2005, consisted of a $.07 per share quarterly dividend and a $.07 per share special dividend.

4. SEGMENT DISCLOSURE:
   -------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three month ended March 31, 2005 and 2004.

                                               Three Months Ended March 31, 2005
                                     ----------------------------------------------------
                                      Banking       Holding                       Total
                                     Operations     Company     Eliminations     Company
                                     ----------    ---------    ------------    ---------
                                                       (In thousands)
Net interest income (expense)        $   1,505     $     (73)     $      --     $   1,432
Provision for loan losses                   19            --             --            19
Noninterest income                       1,394            27             --         1,421
Noninterest expense                      2,216            71             --         2,287
                                     ---------     ---------      ---------     ---------
     Income (loss) before income
         taxes                             664          (117)            --           547
Income tax expense (benefit)               215           (52)            --           163
                                     ---------     ---------      ---------     ---------
     Net income (loss)               $     449     $     (65)     $      --     $     384
                                     =========     =========      =========     =========
     Total assets                    $ 201,913     $  24,645      $ (22,145)    $ 204,413
                                     =========     =========      =========     =========
     Capital expenditures            $      26     $      --      $      --     $      26
                                     =========     =========      =========     =========

                                               Three Months Ended March 31, 2004
                                     ----------------------------------------------------
                                      Banking       Holding                       Total
                                     Operations     Company     Eliminations     Company
                                     ----------    ---------    ------------    ---------
                                                       (In thousands)
Net interest income                  $   1,363     $      (7)     $      --     $   1,356
Provision for loan losses                  220            --             --           220
Noninterest income                         653            25             --           678
Noninterest expense                      1,617            72             --         1,689
                                     ---------     ---------      ---------     ---------
     Income (loss) before income
         taxes                             179           (54)            --           125
Income tax expense (benefit)                42           (29)            --            13
                                     ---------     ---------      ---------     ---------
     Net income (loss)               $     137     $     (25)     $      --     $     112
                                     =========     =========      =========     =========
     Total assets                    $ 198,844     $  20,387      $ (18,045)    $ 201,186
                                     =========     =========      =========     =========
     Capital expenditures            $   1,289     $      --      $      --     $   1,289
                                     =========     =========      =========     =========

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

There were no options granted during the quarters ended March 31, 2005 and 2004.

6. PENSION DISCLOSURES:
   --------------------

The Company is terminating the Defined Benefit Pension Plan ("Pension Plan") effective June 8, 2005. By terminating the Pension Plan, the Company anticipates incurring a termination expense of approximately $679,000, which was recorded during the three months ended March 31, 2005. The Pension Plan will be replaced with other plans determined to be an attractive retirement program for Company employees. Termination of the Pension Plan and distribution to participants of its assets will not occur until a standard termination notice is filed with the Pension Benefit Guaranty Corporation.

The Financial Accounting Standards Board ("FASB") issued SFAS 132 (revised 2003) in December of 2003. The Statement revises employers' disclosures about pension plans and other postretirement benefits by requiring additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company does not have any postretirement benefits. The effect of the required interim information for the Pension Plan is reflected in the following table:

                                             Three Months Ended
                                                  March 31,
                                                    2004
                                                    ----
                                               (In thousands)
Service cost                                        $ 44
Interest cost                                         31
Expected return on plan assets                       (25)
Amortization of transitional asset                    (1)
Recognized actuarial loss                              6
                                                    ----
Net periodic benefit cost                           $ 55
                                                    ====

There will be no contribution to the Pension Plan for fiscal 2005. The amount of $204 has been accrued as of March 31, 2005, for the estimated payment upon termination.

7. PENDING ACCOUNTING PRONOUNCEMENTS:
   ----------------------------------

There are no pending accounting pronouncements that have not been previously disclosed.

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

Comparison of Financial Condition as of March 31, 2005, and December 31, 2004
-----------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Interest-bearing deposits and federal funds sold increased $4,272, or 89.2%, to $9,062 at March 31, 2005. The increase was substantially the result of an increase in deposits.

Securities available-for-sale decreased $14,984, or 65.3%, to $7,957 at March 31, 2005. During the three months ended March 31, 2005, investments totaling $144 were called or matured, $500 were purchased and $15,169 were sold.

Loans receivable, net, at March 31, 2005, were $163,360, an increase of $1,519, or 0.9%, from $161,841 at December 31, 2004. The increase was primarily the result of increased portfolio originations in connection with adjustable rate commercial mortgages.

The Company's consolidated allowance for loan losses decreased to $1,679 at March 31, 2005, from $1,684 at December 31, 2004. This decrease was partially due to a provision to the allowance for loan losses of $19 for the three months ended March 31, 2005, net of recoveries over charge-offs of $24. Nonperforming loans at March 31, 2005, decreased to $138, or 0.08% of loans receivable, from $961, or 0.66% of loans receivable, at December 31, 2004. At March 31, 2005, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, decreased $64, or 0.9%, to $7,313 at March 31, 2005. The decrease was substantially the result of increases in accumulated depreciation.

Real estate owned was $904 at March 31, 2005, a decrease of $82 from $986 at December 31, 2004. The decrease was substantially the result of the disposition of three properties, net of two foreclosures, during the three months ended March 31, 2005.

Deposits increased $4,380, or 2.8%, to $161,925 at March 31, 2005, from $157,545 at December 31, 2004. The increase was substantially the result of increases in commercial checking accounts and, to a lesser extent, increases in certificates of deposit.

Borrowings decreased by $14,494, or 46.0%, to $17,000 at March 31, 2005, substantially as a result of the repayment of overnight borrowings with the proceeds of investment sales.

The Company had stockholders' equity of $18,309 as of March 31, 2005, a decrease of $109, or 0.6%, from $18,418 as of December 31, 2004. Net income for the three months ended March 31, 2005, was $384. Equity was decreased by dividends of $.14 per share, or $340. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter. In addition, accumulated other comprehensive income decreased $332, or 140.78%, due to an unrealized loss of $96 at March 31, 2005, as a result of decreases in the fair value of the securities available-for-sale. This was primarily due to higher market rates of interest and the sale of $14,984 in available-for-sale securities.

Liquidity and Capital Resources
-------------------------------

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, and liability maturities, and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. In addition, at March 31, 2005, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta and correspondent banks if the need for additional funds arises. At March 31, 2005, the Bank had commitments to originate and fund loans of $17.3 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of March 31, 2005.

                                                       March 31, 2005
                               ------------------------------------------------------------------
                                                (Dollar amounts in thousands)
                                                                                  To Be Well
                                                                               Capitalized Under
                                                         For Capital           Prompt Corrective
                                      Actual           Adequacy Purposes       Action Provisions
                               --------------------   --------------------   --------------------
                                Amount       Rate      Amount       Rate      Amount       Rate
                               --------    --------   --------    --------   --------    --------
Tier 1 Risk-Based Capital
     Consolidated               $23,193      13.5%         N/A       N/A          N/A       N/A
     First Financial Bank        19,079      11.3%     $ 6,757       4.0%     $10,136       6.0%

Total Risk-Based Capital
     Consolidated               $24,782      14.5%         N/A       N/A          N/A       N/A
     First Financial Bank        20,758      12.3%     $13,515       8.0%     $16,893      10.0%

Tier 1 Leverage
     Consolidated               $23,193      11.6%         N/A       N/A          N/A       N/A
     First Financial Bank        19,079       9.5%     $ 8,008       4.0%     $10,011       5.0%

As of March 31, 2005, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended March 31, 2005 and
-------------------------------------------------------------------------------
2004
----

Net income for the three months ended March 31, 2005, was $384, an increase of $272, or 242.9%, from net income of $112 for the three months ended March 31, 2004. The increase was primarily the result of gains on the sale of investments of $354 and a gain on the sale of an equity investment in the Bank's data processing company of $363, offset by pension plan expenses of $679 which includes estimated termination expense. See Note 6 of Notes to Unaudited Consolidated Financial Statements. Nonrecurring items recorded during the three months ended March 31, 2005, includes a reduction in loan loss provision which reflects recoveries and a reduction in losses.

Interest Income
---------------

Total interest income increased $207, or 8.9%, to $2,541 for the three months ended March 31, 2005. This increase was due to an increase in the average balance on interest-earning assets for the three months ended March 31, 2005, compared to the same quarter a year ago, coupled with an increase in the average yield on interest-earning assets to 5.6% for the three months ended March 31, 2005, compared to 5.2% for the same quarter a year ago.

Interest Expense
----------------

Interest expense for the quarter ended March 31, 2005, was $1,109, an increase of $131, or 13.4%, from $978 for the quarter ended March 31, 2004. The increase was substantially the result of an increase in the average balance of interest-bearing liabilities compared to the same quarter a year ago. In addition, the average rate paid on interest-bearing liabilities increased to 2.4% for the three months ended March 31, 2005 compared to 2.2% for the same period a year ago.

Net Interest Income
-------------------

Net interest income for the quarter ended March 31, 2005, increased $76, or 5.6%, to $1,432 from the quarter ended March 31, 2004, level of $1,356. The increase was primarily the result of an increase in the average net interest spread to 3.2% for the quarter ended March 31, 2005, compared to 3.0% for the same period a year ago. The net interest margin also increased to 3.2% for the quarter ended March 31, 2005, from 3.0% for the same quarter a year ago.

Provision for Loan Losses

Management increased the Company's total allowance for loan losses by a charge to the provision of $19 during the quarter ended March 31, 2005, compared to $220 for the quarter ended March 31, 2004. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income
------------------

Noninterest income during the quarter ended March 31, 2005, increased $743, to $1,421, from the March 31, 2004, level of $678. The increase was primarily the result of a gain on the sale of investments of $354 and a gain on the sale of an equity investment in the Bank's data processing company of $363.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended March 31, 2005, increased $598, or 35.4%, to $2,287, from the March 31, 2004, quarter of $1,689. The increase in other operating expense was primarily attributable to the recording of $679 in pension expense substantially related to the termination of the Bank's Defined Pension Plan.

Income Taxes
------------

The provision for income taxes increased $150, to $163 for the quarter ended March 31, 2005, as compared to $13 for the corresponding quarter in the previous year. The increased tax expense was due primarily to an increase in pretax income.

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Effective in 2006, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company's internal controls over financial reporting. Additionally, it requires the Company's independent registered public accounting firm to report on management's assessment as well as report on its own assessment of the effectiveness of the Company's internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and will retain an outside firm to assist it in determining the effectiveness of the Company's internal controls over financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At March 31, 2005, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                               FIRSTFED BANCORP, INC.


Date: May 13, 2005                             \s\ B. K. Goodwin , III
      -----------------                        ---------------------------------
                                               B. K. Goodwin, III,
                                               Chairman of the Board,
                                               Chief Executive Officer,
                                               and President


Date: May 13, 2005                             \s\ Lynn J. Joyce
      -----------------                        ---------------------------------
                                               Lynn J. Joyce
                                               Chief Financial Officer,
                                               Executive Vice President,
                                               Secretary and Treasurer