Form 10QSB/A
period 2005-03-31
FIRSTFED BANCORP INC
filed 2005-08-22
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          -----------------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                             -------------     ----------------

                        Commission File Number: 0-19609
                                                -------

                             FirstFed Bancorp, Inc.
         ---------------------------------------------------------------
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

YES [X] NO [_]

                                EXPLANATORY NOTE

The purpose of this amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of FirstFed Bancorp, Inc. for the quarter ended March 31, 2005, is to amend and restate our consolidated financial statements for the quarter ended March 31, 2005 and the Condensed Consolidated Balance Sheets as of March 31, 2005 and related disclosures, as described in Note 3 of the Notes to Condensed Consolidated Financial Statements. The previously filed Form 10-QSB for March 31, 2005, should not be relied upon.

For the convenience of the reader, this March 31, 2005, Form 10-QSB/A amends and restates in its entirety the original filing of this Quarterly Report on Form 10-QSB. Except for the foregoing information required to reflect the effects of the amendment and restatement, this Form 10-QSB/A continues to describe conditions as presented in the original report on Form 10-QSB. The following items have been amended and restated:

      o Part I - Item 1 - Financial Statements have been amended and restated.
      o Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated.
      o The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been refiled.
      o The certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2005, have been refiled.

The Board of Directors  approved  termination of the Company's  Defined  Benefit
Pension Plan ("Pension Plan") in March 2005. Because an estimate of the termination cost was known to the Company, and it was probable that such expense would be incurred, the cost was recorded as of March 31, 2005, and reported on Form 10-QSB. In August 2005, the Company concluded that the cost recorded in connection with the decision by the Board of Directors to terminate the Pension Plan had been recorded earlier than allowed by Statement of Financial Accounting Standards ("SFAS") No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 88 provides that such an expense should not be recognized until the period in which regulatory approval of the termination is received. SFAS No. 88 also requires that the curtailment gain and normal pension expense be recorded in the first quarter ended March 31, 2005. The Company incurred additional expense under an incentive plan due to restatement of the termination expense discussed above.

In addition, in March 2005, the stockholders of the Company's third-party data processor approved the sale of their company. As a stockholder of the data processor, the Company recorded a gain on the sale of its stock in the data processor in the quarter ended March 31, 2005. However, the Company subsequently determined that the gain should have been recorded in April 2005, which was the effective time of the filing of the Certificate of Merger. The result was an overstatement of income in the quarter ended March 31, 2005, for the amount of this transaction.

In summary, costs of $679,000, or $436,000 after income taxes, as well as a net gain of $342,000, or $223,000 after income taxes, have been reversed from the first quarter results as reported on Form 10-QSB. Also, additional incentive compensation expense of $58,000, or $38,000 after income taxes, was recorded as incurred in the first quarter. When regulatory approval is received, which is expected to be in the third quarter of 2005, the termination expense will be recorded. The amount of termination expense is expected to be $810,000, or $525,000 after income taxes.

The effect of the amendment and restatement on the Company's Consolidated Statements of Income for the quarter ended March 31, 2005, is an increase in net income of $175,000, or $0.07 per share for the quarter ended March 31, 2005. The effects of the restatement on the Company's Condensed Consolidated Statement of Financial Condition as of March 31, 2005 are an increase in other assets of $233,000, an increase in other liabilities of $58,000 and an increase in retained earnings of $175,000.

See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.


                                                  FIRSTFED BANCORP, INC.
                                                  ----------------------

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2005 AND DECEMBER 31, 2004......................................................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
 MONTHS ENDED MARCH 31, 2005 AND 2004.............................................................................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS
ENDED MARCH 31, 2005 AND 2004 ....................................................................................5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  THREE MONTHS ENDED MARCH 31, 2005 AND 2004......................................................................6

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION.................................................................................................. 12

ITEM 3.  CONTROLS AND PROCEDURES.................................................................................15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.............................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................16

ITEM 5.  OTHER INFORMATION.......................................................................................16

ITEM 6.  EXHIBITS................................................................................................16

SIGNATURES.......................................................................................................17


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                   As of March 31, 2005 and December 31, 2004
                          (Dollar amounts in thousands)

                                                                       March 31,   December 31,
ASSETS                                                                    2005         2004
                                                                       ---------    ---------
                                                                      (As restated,
Cash and Cash Equivalents:                                             see Note 3)
         Cash on hand and in banks                                     $   3,104    $   3,125
         Interest-bearing deposits in other banks                          5,489        1,489
         Federal funds sold                                                  469          176
                                                                       ---------    ---------
                                                                           9,062        4,790
Securities available-for-sale, at fair value                               7,957       22,941
Loans held for sale                                                          213          739
Loans receivable, net                                                    163,360      161,841
Land, buildings and equipment, net                                         7,313        7,377
Bank owned life insurance                                                  6,462        6,368
Real estate owned                                                            904          986
Accrued interest receivable                                                  836        1,134
Goodwill and other intangibles                                             1,154        1,167
Other assets                                                               7,385        7,100
                                                                       ---------    ---------
                                                                       $ 204,646    $ 214,443
                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                      $ 161,925    $ 157,545
         Borrowings                                                       17,000       31,494
         Subordinated debentures                                           6,000        6,000
         Accrued interest payable                                            234          238
         Dividends payable                                                   170          168
         Other liabilities                                                   833          580
                                                                       ---------    ---------
                                                                         186,162      196,025
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
                  authorized, none outstanding                                --           --
         Common stock, $.01 par value, 10,000,000 shares
                  authorized, 3,258,062 shares issued and 2,428,114
                  shares outstanding at March 31, 2005 and 3,230,955
                   shares issued and 2,401,007 shares outstanding at
                  December 31, 2004                                           33           32
         Paid-in capital                                                   8,739        8,590
         Retained earnings                                                16,195       15,976
         Deferred compensation obligation                                  2,105        2,114
         Deferred compensation treasury stock (239,548
                  shares at March 31, 2005 and 240,036 shares
                  at December 31, 2004)                                   (2,105)      (2,114)
         Treasury stock, at cost (829,948 shares at March 31, 2005
                  and December 31, 2004)                                  (6,088)      (6,088)
         Unearned compensation                                              (299)        (328)
         Accumulated other comprehensive (loss) income                       (96)         236
                                                                       ---------    ---------
                                                                          18,484       18,418
                                                                       ---------    ---------
                                                                       $ 204,646    $ 214,443
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

                                                           Three Months Ended
                                                               March 31,
                                                          2005           2004
                                                       ----------     ----------
                                                      (As restated,
                                                       See Note 3)
INTEREST INCOME:
         Interest and fees on loans                    $    2,417     $    2,025
                                                       ----------     ----------
         Interest and dividends on
           securities                                         105            306
         Other interest income                                 19              3
           Total interest income                            2,541          2,334
                                                       ----------     ----------

INTEREST EXPENSE:
         Interest on deposits                                 787            720
         Interest on borrowings                               322            258
                                                       ----------     ----------
            Total interest expense                          1,109            978
                                                       ----------     ----------

  Net interest income                                       1,432          1,356
         Provision for loan losses, net                        19            220
                                                       ----------     ----------
  Net interest income after
    provision for loan losses, net                          1,413          1,136
                                                       ----------     ----------

NONINTEREST INCOME:
         Fees and other noninterest income                    678            580
         Gain on sale of investments                          354              7
         Bank owned life insurance                             94             91
                                                       ----------     ----------
           Total noninterest income                         1,126            678
                                                       ----------     ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits                       891            783
         Office building and equipment
           expenses                                           204            239
         Other operating expenses                             618            667
                                                       ----------     ----------
           Total noninterest expenses                       1,713          1,689
                                                       ----------     ----------
  Income before income taxes                                  826            125

         Provision for income taxes                           267             13
                                                       ----------     ----------
  NET INCOME                                           $      559     $      112
                                                       ==========     ==========

AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC                            2,392,709      2,344,794
                                                       ==========     ==========
BASIC EARNINGS PER SHARE                               $      .23     $      .05
                                                       ==========     ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED                          2,408,378      2,403,367
                                                       ==========     ==========
DILUTED EARNINGS PER SHARE                             $      .23     $      .05
                                                       ==========     ==========
DIVIDENDS DECLARED PER SHARE                           $      .14     $      .14
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


                                                                                Deferred                       Accumulated
                                                                     Deferred    Compen-                          Other     Compre-
                                                                      Compen-    sation               Unearned   Compre-    hensive
                                     Common   Paid-In    Retained     sation   Treasury   Treasury     Compen-   hensive    Income
                                     Stock    Capital    Earnings   Obligation   Stock      Stock      sation    Income    (Note 1)
                                     -----    -------    --------   ----------   -----      -----      ------    ------    --------

BALANCE, December 31, 2003          $     32  $  8,426   $ 16,047   $  1,969   $ (1,969)  $ (6,088)  $   (416)  $    551

     Net income                           --        --        112         --         --         --         --         --   $    112
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of $63                    --        --         --         --         --         --         --        109        109
                                                                                                                           --------
     Comprehensive income                 --        --         --         --         --         --         --         --   $    221
                                                                                                                           ========
     Amortization of unearned
         compensation                     --        --         --         --         --         --         29         --
     Dividends declared ($.14
         per share)                       --        --       (333)        --         --         --         --         --
     Exercise of stock options            --        10         --         --         --         --         --         --
     Stock issued under Dividend
         Reinvestment Plan                --        50         --         --         --         --         --         --
     Purchase of deferred comp
         treasury shares                  --        --         --          7         (7)        --         --         --
     Change in stock value of
         Employee Stock
         Ownership Plan                   --        (4)        --         --         --         --         --         --
                                    --------  --------   --------   --------   --------   --------   --------   --------

BALANCE, March 31, 2004             $     32  $  8,482   $ 15,826   $  1,976   $ (1,976)  $ (6,088)  $   (387)  $    660
                                    ========  ========   ========   ========   ========   ========   ========   ========


BALANCE, December 31, 2004          $     32  $  8,590   $ 15,976   $  2,114   $ (2,114)  $ (6,088)  $   (328)  $    236

     Net income
         (As restated, See Note 3)        --        --        559         --         --         --         --         --   $    559
Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of ($191)                 --        --         --         --         --         --         --       (332)      (332)
                                                                                                                           --------
     Comprehensive income
         (As restated, see Note 3)        --        --         --         --         --         --         --         --   $    227
                                                                                                                           ========
     Amortization of unearned
         compensation                     --        --         --         --         --         --         29         --
     Dividends declared ($.14
         per share)                       --        --       (340)        --         --         --         --         --
     Exercise of stock options            --       105         --         --         --         --         --         --
     Stock issued under Dividend
         Reinvestment Plan                 1        51         --         --         --         --         --         --
     Purchase of deferred comp
         treasury shares                  --        --         --         24        (24)        --         --         --
     Distribution of deferred comp
         treasury shares                  --        --         --        (33)        33         --         --         --
     Change in stock value of
         Employee Stock
         Ownership Plan                   --        (7)        --         --         --         --         --         --
                                    --------  --------   --------   --------   --------   --------   --------   --------

BALANCE, March 31, 2005
     (As restated, See Note 3)      $     33  $  8,739   $ 16,195   $  2,105   $ (2,105)  $ (6,088)  $   (299)  $    (96)
                                    ========  ========   ========   ========   ========   ========   ========   ========


See accompanying notes to unaudited condensed consolidated financial statements.


                                                                    5

                                       FIRSTFED BANCORP, INC.
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Months Ended March 31, 2005 and 2004
                                   (Dollar amounts in thousands)

                                                                                     Three Months Ended
                                                                                         March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2005        2004
                                                                                    --------    --------
                                                                                  (As restated,
                                                                                   See Note 3)
  Net income                                                                        $    559    $    112
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation, amortization and accretion                                          115         130
       Loan fees deferred, net                                                            53          76
       Provision for loan losses, net                                                     19         220
       Gain on sale of investments                                                      (354)         (7)
       Gain on sale of fixed assets                                                       --          (9)
       Loss on sale of real estate, net                                                   16          99
       Origination of loans held for sale                                             (1,170)     (3,018)
       Proceeds from loans held for sale                                               1,696       3,015
       Proceeds from sale of other assets                                                378          --
       Gain on sale of other assets                                                     (363)         --
       Provision for deferred compensation                                                24           7
       Increase in surrender value of Bank Owned Life Insurance                          (94)        (91)
  Decrease (increase) in assets:
       Accrued interest receivable                                                       298         (49)
       Other assets                                                                     (138)        272
  Increase (decrease) in liabilities:
         Accrued interest payable                                                         (4)          4
       Other liabilities                                                                 258          68
                                                                                    --------    --------
         Net cash provided by operating activities                                     1,293         829
                                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of securities available-for-sale        144       6,097
  Proceeds from sale of securities available-for-sale                                 15,169       3,000
  Purchase of securities available-for-sale                                             (500)     (4,788)
  Proceeds from sales of real estate and repossessed assets                              196         315
  Net loan originations                                                               (1,684)     (9,806)
  Capital expenditures                                                                   (26)     (1,289)
                                                                                    --------    --------
         Net cash provided by (used in) investing activities                          13,299      (6,471)
                                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                                                            4,380       3,584
  Proceeds from borrowings                                                             7,304      22,600
  Repayment of borrowings                                                            (21,798)    (19,255)
  Proceeds from exercise of stock options                                                105          10
  Dividends paid                                                                        (338)       (333)
  Proceeds from dividend reinvestment                                                     51          50
  Purchase of treasury stock for Deferred Compensation Plan                              (24)         (7)
                                                                                    --------    --------
         Net cash provided by (used in) financing activities                         (10,320)      6,649
                                                                                    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   4,272       1,007
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       4,790       7,621
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  9,062    $  8,628
                                                                                    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
       Income taxes                                                                 $     25    $     19
       Interest                                                                        1,037         962
  Non-cash transactions -
       Transfer of loans receivable to real estate owned                                 110         228
       Transfer of leased real estate owned to other assets                               --       3,246


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

2. SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:
   -----------------------------------------------------

The Board of Directors  approved  termination of the Company's  Defined  Benefit
Pension Plan ("Pension Plan") in March 2005. Because an estimate of the termination cost was known to the Company, and it was probable that such expense would be incurred, the cost was recorded as of March 31, 2005, and reported on Form 10-QSB. In August 2005, the Company concluded that the cost recorded in connection with the decision by the Board of Directors to terminate the Pension Plan had been recorded earlier than allowed by Statement of Financial Accounting Standards ("SFAS") No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 88 provides that such an expense should not be recognized until the period in which regulatory approval of the termination is received. SFAS No. 88 also requires that the curtailment gain and normal pension expense be recorded in the first quarter ended March 31, 2005. The Company incurred additional expense under an incentive plan due to restatement of the termination expense discussed above.

In addition, in March 2005, the stockholders of the Company's third-party data processor approved the sale of their company. As a stockholder of the data processor, the Company recorded a gain on the sale of its stock in the data processor in the quarter ended March 31, 2005. However, the Company subsequently determined that the gain should have been recorded in April 2005, which was the effective time of the filing of the Certificate of Merger. The result was an overstatement of income in the quarter ended March 31, 2005, for the amount of this transaction.

In summary, costs of $679,000, or $436,000 after income taxes, as well as a net gain of $342,000, or $223,000 after income taxes, have been reversed from the first quarter results as reported on Form 10-QSB. Also, additional incentive compensation expense of $58,000, or $38,000 after income taxes, was recorded as incurred in the first quarter. When regulatory approval is received, which is expected to be in the third quarter of 2005, the termination expense will be recorded. The amount of termination expense is expected to be $810,000, or $525,000 after income taxes.

The effect of the amendment and restatement on the Company's Consolidated Statements of Income for the quarter ended March 31, 2005, is an increase in net income of $175,000, or $0.07 per share for the quarter ended March 31, 2005. The effects of the restatement on the Company's Condensed Consolidated Statement of Financial Condition as of March 31, 2005 are an increase in other assets of $233,000, an increase in other liabilities of $58,000 and an increase in retained earnings of $175,000.

The impact of the amendment and restatement on the Company's consolidated financial statements is summarized below:

                                                              March 31, 2005
                                                         -----------------------
                                                             As
                                                         Previously        As
                                                          Reported      Restated
                                                          --------      --------
Consolidated Statements of Financial Conditi                  (In thousands)

Other assets                                              $  7,152      $  7,385
Total assets                                               204,413       204,646
Other liabilities                                              775           833
Total liabilities                                          186,104       186,162
Retained Earnings                                           16,020        16,195
Total stockholders' equity                                  18,309        18,484
Total liabilities and stockholders' equity                 204,413       204,646

                                                            Three Months Ended
                                                              March 31, 2005
                                                          ----------------------
                                                              As
                                                          Previously       As
                                                           Reported     Restated
                                                          (In thousands, except
                                                              per share data)
Consolidated Statements of Income:

Fees and other noninterest income                          $    973    $    678
Total noninterest income                                      1,421       1,126
Salaries and employee benefits                                  786         891
Pension plan termination expense                                679          --
Total noninterest expenses                                    2,287       1,713
Income before income taxes                                      547         826
Provision for income taxes                                      163         267
Net income                                                      384         559
Earnings per common share:
Basic                                                          0.16        0.23
Diluted                                                        0.16        0.23

Consolidated Statements of Stockholders' Equity and
Comprehensive Income:

Net Income                                                      384         559
Retained Earnings                                            16,020      16,195
Comprehensive Income                                             52         227

Consolidated Statements of Cash Flows:

Net Income                                                      384         559
Other assets                                                     95        (138)
Other liabilities                                               200         258

4. EARNINGS AND DIVIDENDS PER SHARE:
   --------------------------------

Earnings per share ("EPS") for the three months ended March 31, 2005 and 2004, were as follows:


                                                        Three Months                                    Three Months
                                                    Ended March 31, 2005                            Ended March 31, 2004
                                          ------------------------------------------     -------------------------------------------
                                                          Dilutive                                        Dilutive
                                                          Effect of                                       Effect of
                                                           Options                                         Options
                                            Basic           Issued          Diluted          Basic          Issued          Diluted
                                          ----------      ----------      ----------      ----------      ----------      ----------
Net income
(as restated, See Note 3)                 $  559,000              --      $  559,000      $  112,000              --      $  112,000

Shares available to
   common shareholders                     2,392,709          15,669       2,408,378       2,344,794          58,573       2,403,367
                                          ----------      ----------      ----------      ----------      ----------      ----------

Earnings per share
(as restated, See Note 3)                 $     0.23              --      $     0.23      $     0.05              --      $     0.05
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

5. SEGMENT DISCLOSURE:
   ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three month ended March 31, 2005 and 2004.

                                        Three Months Ended March 31, 2005
                                  ----------------------------------------------
                                   Banking      Holding                   Total
                                  Operations    Company   Eliminations   Company
                                  ----------    -------   ------------   -------
                                                    (In thousands)

Net interest income (expense)      $  1,505    $    (73)    $     --    $  1,432
Provision for loan losses                19          --           --          19
Noninterest income                    1,099          27           --       1,126
Noninterest expense                   1,642          71           --       1,713
                                   --------    --------     --------    --------
     Income (loss) before income
         taxes                          943        (117)          --         826
Income tax expense (benefit)            319         (52)          --         267
                                   --------    --------     --------    --------
     Net income (loss)             $    624    $    (65)    $     --    $    559
                                   ========    ========     ========    ========
     Total assets                  $202,146    $ 24,645     $(22,145)   $204,646
                                   ========    ========     ========    ========
     Capital expenditures          $     26    $     --     $     --    $     26
                                   ========    ========     ========    ========

                                        Three Months Ended March 31, 2004
                                  ----------------------------------------------
                                   Banking      Holding                   Total
                                  Operations    Company   Eliminations   Company
                                  ----------    -------   ------------   -------

Net interest income                $  1,363    $     (7)    $     --    $  1,356
Provision for loan losses               220          --           --         220
Noninterest income                      653          25           --         678
Noninterest expense                   1,617          72           --       1,689
                                   --------    --------     --------    --------
     Income (loss) before income
         taxes                          179         (54)          --         125
Income tax expense (benefit)             42         (29)          --          13
                                   --------    --------     --------    --------
     Net income (loss)             $    137    $    (25)    $     --    $    112
                                   ========    ========     ========    ========
     Total assets                  $198,844    $ 20,387     $(18,045)   $201,186
                                   ========    ========     ========    ========
     Capital expenditures          $  1,289    $     --     $     --    $  1,289
                                   ========    ========     ========    ========

6. STOCK-BASED COMPENSATION:
   ------------------------

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

7. PENSION DISCLOSURES:
   -------------------

The Company is terminating the Defined Benefit Pension Plan ("Pension Plan") effective June 8, 2005. By terminating the Pension Plan, the Company anticipates incurring a termination expense of approximately $810,000, which is anticipated to be recorded during the three months ended September 30, 2005. Termination of the Pension Plan, distribution to participants of its assets, and recording termination expense will not occur until a standard termination notice is received with the Pension Benefit Guaranty Corporation.

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

                                     Three Months Ended
                                          March 31,
                                       2005     2004
                                      ------   ------
                                       (In thousands)
Service cost                          $   35   $   44
Interest cost                             24       31
Expected return on plan assets           (19)     (25)
Amortization of transitional asset         7       (1)
Recognized actuarial loss                 --        6
                                      ------   ------
Net periodic benefit cost             $   47   $   55
                                      ======   ======

The estimated contribution to the Pension Plan for fiscal 2005 is $314.

8. PENDING ACCOUNTING PRONOUNCEMENTS:
   ---------------------------------

There are no pending accounting pronouncements that have not been previously disclosed.

9. SUBORDINATED DEBT:
   -----------------

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

The Company had stockholders' equity of $18,484 as of March 31, 2005, an increase of $66, or 0.4%, from $18,418 as of December 31, 2004. Net income for the three months ended March 31, 2005, was $559. Equity was decreased by dividends of $.14 per share, or $340. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter. In addition, accumulated other comprehensive income decreased $332, or 140.78%, due to an unrealized loss of $96 at March 31, 2005, as a result of decreases in the fair value of the securities available-for-sale. This was primarily due to higher market rates of interest and the sale of $14,984 in available-for-sale securities.

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

                                                       March 31, 2005
                                  -----------------------------------------------------------
                                                 (Dollar amounts in thousands)
                                                  (As restated, see Note 3)
                                                                               To Be Well
                                                                            Capitalized Under
                                                          For Capital       Prompt Corrective
                                       Actual          Adequacy Purposes    Action Provisions
                                  ----------------     -----------------    -----------------
                                   Amount     Rate      Amount      Rate     Amount      Rate
                                  --------    ----     --------     ----    --------     ----
Tier 1 Risk-Based Capital
     Consolidated                 $ 23,368    13.6%         N/A      N/A         N/A      N/A
     First Financial Bank           19,254    11.4%    $  6,776     4.0%    $ 10,164     6.0%

Total Risk-Based Capital
     Consolidated                 $ 25,047    14.6%         N/A      N/A         N/A      N/A
     First Financial Bank           20,933    12.4%    $ 13,552     8.0%    $ 16,940    10.0%

Tier 1 Leverage
     Consolidated                 $ 23,368    11.7%         N/A      N/A         N/A      N/A
     First Financial Bank           19,254     9.6%    $  8,008     4.0%    $ 10,010     5.0%


As of March 31, 2005, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended March 31, 2005 and
-------------------------------------------------------------------------------
2004
----

Net income for the three months ended March 31, 2005, was $559, an increase of $447, or 399.1%, from net income of $112 for the three months ended March 31, 2004. The increase was primarily the result of gains on the sale of investments of $354, net of the provisions for income taxes. Nonrecurring items recorded during the three months ended March 31, 2005, includes a reduction in loan loss provision which reflects recoveries and a reduction in losses.

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

Noninterest Income
------------------

Noninterest income during the quarter ended March 31, 2005, increased $448, to $1,126, from the March 31, 2004, level of $678. The increase was primarily the result of a gain on the sale of investments of $354. A curtailment gain of $68 was recorded in connection with the Board of Director's approval of the termination of the Pension Plan.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended March 31, 2005, increased $24, or 1.4%, to $1,713, from the March 31, 2004, quarter of $1,689. The slight increase in other operating expense was primarily attributable to general increases in salary and benefits net of a reduction in other operating expenses.

Income Taxes
------------

The provision for income taxes increased $254, to $267 for the quarter ended March 31, 2005, as compared to $13 for the corresponding quarter in the previous year. The increased tax expense was due primarily to an increase in pretax income.

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, were not effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company had two instances where transactions were recorded in the Company's Form 10-QSB for the three-month period ended March 31, 2005, earlier than prescribed under generally accepted accounting principles as discussed below. In the future, for a non-recurring item, a third party accounting resource will be consulted.

Subsequent to the filing of Form 10-QSB for the quarterly period ended March 31, 2005, the Company determined that an error had been made in the application of accounting principals generally accepted in the U.S. related to the recognition of the termination of its Defined Benefit Pension Plan, as well as the timing of the recognition of a gain on the sale of a stock investment in its data processor. The net result was an overstatement of expense, causing an understatement of net income, in the three-month period ended March 31, 2005, for the amount of the non-recurring transactions. Accordingly, on August 10 and 11, 2005, the Company determined to restate such quarterly financial statements to reflect the necessary corrections. The restatement is further described in
Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-QSB/A.

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

                                               FIRSTFED BANCORP, INC.


Date: August 22, 2005                          \s\ B. K. Goodwin , III
      ---------------                          -------------------------
                                               B. K. Goodwin, III,
                                               Chairman of the Board,
                                               Chief Executive Officer,
                                               and President



Date: August 22, 2005                          \s\ Lynn J. Joyce
      ---------------                          -------------------------
                                               Lynn J. Joyce
                                               Chief Financial Officer,
                                               Executive Vice President,
                                               Secretary and Treasurer