Form 10QSB
period 2005-06-30
FIRSTFED BANCORP INC
filed 2005-08-22
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          -----------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                 Outstanding at August 10, 2005
----------------------------                      ------------------------------
Common Stock, $.01 par value                             2,439,350 shares

Transitional Small Business Disclosure Format
(Check one):

YES [X] NO [_]


                                                   FIRSTFED BANCORP, INC.
                                                   ----------------------

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 2005 AND DECEMBER 31, 2004.......................................................................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
 AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004......................................................................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2005
AND 2004 .........................................................................................................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED JUNE 30, 2005 AND 2004.........................................................................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION.................................................................................................. 11

ITEM 3.  CONTROLS AND PROCEDURES.................................................................................15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.............................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................16

ITEM 5.  OTHER INFORMATION.......................................................................................16

ITEM 6.  EXHIBITS................................................................................................17

SIGNATURES.......................................................................................................18


THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                   As of June 30, 2005 and December 31, 2004
                         (Dollar amounts in thousands)

                                                                       June 30,   December 31,
ASSETS                                                                   2005         2004
                                                                      ---------    ---------
Cash and Cash Equivalents:
         Cash on hand and in banks                                    $   3,538    $   3,125
         Interest-bearing deposits in other banks                         5,634        1,489
         Federal funds sold                                               1,300          176
                                                                      ---------    ---------
                                                                         10,472        4,790
Securities available-for-sale, at fair value                              7,437       22,941
Loans held for sale                                                         301          739
Loans receivable, net                                                   162,170      161,841
Land, buildings and equipment, net                                        7,683        7,377
Bank owned life insurance                                                 6,555        6,368
Real estate owned                                                         1,509          986
Accrued interest receivable                                                 858        1,134
Goodwill and other intangibles                                            1,142        1,167
Other assets                                                              7,165        7,100
                                                                      ---------    ---------
                                                                      $ 205,292    $ 214,443
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                     $ 162,190    $ 157,545
         Borrowings                                                      17,000       31,494
         Subordinated debentures                                          6,000        6,000
         Accrued interest payable                                           243          238
         Dividends payable                                                  171          168
         Other liabilities                                                  661          580
                                                                      ---------    ---------
                                                                        186,265      196,025
Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares
                  authorized, none outstanding                               --           --
         Common stock, $.01 par value, 10,000,000 shares
                  authorized, 3,269,298 shares issued and 2,439,350
                  shares outstanding at June 30, 2005 and 3,230,955
                  shares issued and 2,401,007 shares outstanding at
                  December 31, 2004                                          33           32
         Paid-in capital                                                  8,809        8,590
         Retained earnings                                               16,604       15,976
         Deferred compensation obligation                                 2,105        2,114
         Deferred compensation treasury stock (239,548
                  shares at June 30, 2005 and 240,036 shares
                  at December 31, 2004)                                  (2,105)      (2,114)
         Treasury stock, at cost (829,948 shares at June 30, 2005
                  and December 31, 2004)                                 (6,088)      (6,088)
         Unearned compensation                                             (270)        (328)
         Accumulated other comprehensive income                             (61)         236
                                                                      ---------    ---------
                                                                         19,027       18,418
                                                                      ---------    ---------
                                                                      $ 205,292    $ 214,443
                                                                      =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
           For the Three and Six Months Ended June 30, 2005 and 2004
             (Dollar amounts in thousands, except per share amounts)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                             2005         2004         2005         2004
                                          ----------   ----------   ----------   ----------
INTEREST INCOME:
         Interest and fees on loans       $    2,521   $    2,099   $    4,938   $    4,124
         Interest and dividends on
           securities                             65          285          170          591
         Other interest income                    28            4           47            7
                                          ----------   ----------   ----------   ----------
           Total interest income               2,614        2,388        5,155        4,722
                                          ----------   ----------   ----------   ----------

INTEREST EXPENSE:
         Interest on deposits                    829          710        1,616        1,430
         Interest on other borrowings            316          289          638          547
                                          ----------   ----------   ----------   ----------
           Total interest expense              1,145          999        2,254        1,977
                                          ----------   ----------   ----------   ----------

  Net interest income                          1,469        1,389        2,901        2,745
         Provision for loan losses                17          209           36          429
                                          ----------   ----------   ----------   ----------
  Net interest income after
    provision for loan losses                  1,452        1,180        2,865        2,316
                                          ----------   ----------   ----------   ----------

NONINTEREST INCOME:
         Fees and other noninterest
           income                              1,009          659        1,687        1,239
         Gain on sale of investments              --           --          354            7
         Bank owned life insurance                93           88          187          179
                                          ----------   ----------   ----------   ----------
           Total noninterest income            1,102          747        2,228        1,425
                                          ----------   ----------   ----------   ----------

NONINTEREST EXPENSE:
         Salaries and employee benefits          822          833        1,713        1,616
         Office building and equipment
           expenses                              210          222          414          461
         Other operating expenses                680          748        1,298        1,415
                                          ----------   ----------   ----------   ----------
           Total noninterest expense           1,712        1,803        3,425        3,492
                                          ----------   ----------   ----------   ----------

  Income before income taxes                     842          124        1,668          249
         Provision for income taxes              263           10          530           23
                                          ----------   ----------   ----------   ----------
  NET INCOME                              $      579   $      114   $    1,138   $      226
                                          ==========   ==========   ==========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC               2,407,943    2,358,657    2,400,368    2,347,922
                                          ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE                  $      .24   $      .05   $      .47   $      .10
                                          ==========   ==========   ==========   ==========
AVERAGE NUMBER OF SHARES
         OUTSTANDING - DILUTED             2,430,559    2,380,048    2,419,511    2,387,904
                                          ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE                $      .24   $      .05   $      .47   $      .09
                                          ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE              $      .07   $      .07   $      .21   $      .21
                                          ==========   ==========   ==========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                        FIRSTFED BANCORP, INC.
                                                        ----------------------
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                 -----------------------------------------------------------------------
                                                         COMPREHENSIVE INCOME
                                                         --------------------
                                            For the Six Months Ended June 30, 2005 and 2004
                                        (Dollar amounts in thousands, except per share amounts)


                                                                                Deferred                       Accumulated
                                                                     Deferred    Compen-                          Other     Compre-
                                                                      Compen-    sation               Unearned   Compre-    hensive
                                     Common   Paid-In    Retained     sation   Treasury   Treasury     Compen-   hensive    Income
                                     Stock    Capital    Earnings   Obligation   Stock      Stock      sation    Income    (Note 1)
                                     -----    -------    --------   ----------   -----      -----      ------    ------    --------

BALANCE, December 31, 2003          $     32  $  8,426   $ 16,047   $  1,969   $ (1,969)  $ (6,088)  $   (416)  $    551

     Net income                           --        --        226         --         --         --         --         --   $    226
     Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of ($181)                 --        --         --         --         --         --         --        324        324
                                                                                                                           --------
     Comprehensive income                 --        --         --         --         --         --         --         --   $    (98)
                                                                                                                           ========
     Amortization of unearned
         compensation                     --        --         --         --         --         --         58         --
     Dividends declared ($.21
         per share)                       --        --       (501)        --         --         --         --         --
     Exercise of stock options            --        10         --         --         --         --         --         --
     Purchase of deferred comp
         Treasury Shares                  --        --         --         78        (78)        --         --         --
     Stock issued under Dividend
         Reinvestment Plan                --        75         --         --         --         --         --         --
     Change in stock value of
         Employee Stock
         Ownership Plan                   --        (8)        --         --         --         --         --         --
                                    --------  --------   --------   --------   --------   --------   --------   --------

BALANCE, June 30, 2004              $     32  $  8,508   $ 15,772   $  2,047   $ (2,047)  $ (6,088)  $   (358)  $    227
                                    ========  ========   ========   ========   ========   ========   ========   ========


BALANCE, December 31, 2004          $     32  $  8,590   $ 15,976   $  2,114   $ (2,114)  $ (6,088)  $   (328)  $    236

     Net income                           --        --      1,138         --         --         --         --         --   $  1,138
Change in unrealized gain
         (loss) on securities
         available for sale, net
         of tax of ($171)                 --        --         --         --         --         --         --       (297)      (297)
                                                                                                                           --------
     Comprehensive income                 --        --         --         --         --         --         --         --   $    841
                                                                                                                           ========
     Amortization of unearned
         compensation                     --        --         --         --         --         --         58         --
     Dividends declared ($.21
         per share)                       --        --       (510)        --         --         --         --         --
     Exercise of stock options             1        53         --         --         --         --         --         --
     Purchase of Deferred Comp
         Treasury Shares                  --        --         --         24        (24)        --         --         --
     Distribution of Deferred Comp
         Treasury Shares                  --        --         --        (33)        33         --         --         --
     Stock issued under Dividend
         Reinvestment Plan                --        79         --         --         --         --         --         --
     Change in stock value of
         Employee Stock
         Ownership Plan                   --       (13)        --         --         --         --         --         --
                                    --------  --------   --------   --------   --------   --------   --------   --------

BALANCE, March 31, 2005             $     33  $  8,809   $ 16,604   $  2,105   $ (2,105)  $ (6,088)  $   (270)  $    (61)
                                    ========  ========   ========   ========   ========   ========   ========   ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                FIRSTFED BANCORP, INC.
                                                ----------------------
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ---------------------------------------------------------
                                  For the Six Months Ended June 30, 2005 and 2004
                                           (Dollar amounts in thousands)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2005        2004
                                                                                    --------    --------
  Net income                                                                        $  1,138    $    226
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation, amortization and accretion                                          238         288
       Loan fees (cost) deferred, net                                                     98         159
       Provision for loan losses                                                          36         429
       Gain on sale of investments                                                      (354)         (7)
       Gain on sale of fixed assets                                                       --          (9)
       Loss (gain) on sale of real estate, net                                            50          99
       Origination of loans held for sale                                             (2,960)     (5,283)
       Proceeds from loans held for sale                                               3,398       5,406
       Provision for deferred compensation                                                24          78
       Increase in surrender value of Bank Owned Life Insurance                         (187)       (179)
  Decrease (increase) in assets:
       Accrued interest receivable                                                       276          (3)
       Other assets                                                                       46         (62)
  Increase (decrease) in liabilities:
         Accrued interest payable                                                          5           2
       Other liabilities                                                                  87         179
                                                                                    --------    --------
         Net cash provided by (used in) operating activities                           1,895       1,323
                                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of securities available-for-sale        716       6,892
  Proceeds from sale of securities available-for-sale                                 15,169       3,000
  Purchase of securities available-for-sale                                             (500)     (5,563)
  Proceeds from sales of real estate and repossessed assets                              694         909
  Purchase of loans                                                                       --      (3,500)
  Net loan originations                                                               (1,378)    (18,117)
  Capital expenditures                                                                  (765)     (1,716)
                                                                                    --------    --------
         Net cash provided by (used in) investing activities                          13,936     (18,095)
                                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                 4,645       7,427
  Proceeds from borrowings                                                             7,304      62,650
  Repayment of borrowings                                                            (21,798)    (59,270)
  Proceeds from issuance of subordinated debentures                                       --       6,000
  Proceeds from exercise of stock options                                                153          15
  Dividends paid                                                                        (508)       (500)
  Proceeds from dividend reinvestment                                                     79          75
  Purchase of treasury stock for Deferred Compensation Plan                              (24)        (78)
                                                                                    --------    --------
         Net cash provided by (used in) financing activities                         (10,149)     16,319
                                                                                    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   5,682        (453)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       4,790       7,621
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 10,472    $  7,168
                                                                                    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
       Income taxes                                                                 $     46    $    113
       Interest                                                                        2,173       1,983
  Non-cash transactions -
       Transfer of loans receivable to real estate owned                               1,208       1,044
       Transfer of leased real estate owned to other assets                               --       3,246


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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2005, and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004, include the accounts of the Company, FSC and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2. SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of June 30, 2005, and December 31, 2004, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

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

3. EARNINGS AND DIVIDENDS PER SHARE:
   --------------------------------

Earnings per share ("EPS") for the three and six months ended June 30, 2005 and 2004, were as follows:


                                                         Three Months                                    Three Months
                                                     Ended June 30, 2005                             Ended June 30, 2004
                                          ------------------------------------------      ------------------------------------------
                                                           Dilutive                                        Dilutive
                                                          Effect of                                       Effect of
                                                           Options                                         Options
                                            Basic           Issued          Diluted          Basic          Issued          Diluted
                                          ----------      ----------      ----------      ----------      ----------      ----------
Net income                                $  579,000              --      $  579,000      $  114,000              --      $  114,000

Shares available to
   common shareholders                     2,407,943          22,616       2,430,559       2,358,657          21,391       2,380,048
                                          ----------      ----------      ----------      ----------      ----------      ----------

Earnings per share                        $     0.24              --      $     0.24      $     0.05              --      $     0.05
                                          ==========      ==========      ==========      ==========      ==========      ==========

                                                          Six Months                                      Six Months
                                                     Ended June 30, 2005                             Ended June 30, 2004
                                          ------------------------------------------      ------------------------------------------
                                                           Dilutive                                        Dilutive
                                                          Effect of                                       Effect of
                                                           Options                                         Options
                                            Basic           Issued          Diluted          Basic          Issued          Diluted
                                          ----------      ----------      ----------      ----------      ----------      ----------
Net income                                $1,138,000              --      $1,138,000      $  226,000              --      $  226,000

Shares available to
   common shareholders                     2,400,368          19,143       2,419,511       2,347,922          39,982       2,387,904
                                          ----------      ----------      ----------      ----------      ----------      ----------

Earnings per share                        $     0.47              --      $     0.47      $     0.10              --      $     0.09
                                          ==========      ==========      ==========      ==========      ==========      ==========

Options to purchase 158,469 and 153,604 shares of common stock at prices in excess of the average market price were outstanding during the quarter ended June 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per share.

Options to purchase 158,469 and 11,099 shares of common stock at prices in excess of the average market price were outstanding during the six months ended June 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per share.

There were 26,359 and 35,145 shares of common stock held by the Employee Stock Ownership Plan and unallocated at June 30, 2005 and 2004, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended June 30, 2005, consisted of a $.07 per share quarterly dividend.

4. SEGMENT DISCLOSURE:
   ------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and six months ended June 30, 2005 and 2004.

                                          Three Months Ended June 30, 2005
                                  ----------------------------------------------
                                   Banking      Holding                   Total
                                  Operations    Company   Eliminations   Company
                                  ----------    -------   ------------   -------
                                                   (In thousands)

Net interest income (expense)      $  1,553    $    (84)    $     --    $  1,469
Provision for loan losses                17          --           --          17
Noninterest income                    1,075          27           --       1,102
Noninterest expense                   1,633          79           --       1,712
                                   --------    --------     --------    --------
     Income (loss) before income
         taxes                          978        (136)          --         842
Income tax expense (benefit)            323         (60)          --         263
                                   --------    --------     --------    --------
     Net income (loss)             $    655    $    (76)    $     --    $    579
                                   ========    ========     ========    ========
     Total assets                  $202,747    $ 24,907     $(22,362)   $205,292
                                   ========    ========     ========    ========
     Capital Expenditures          $    739    $     --     $     --    $    739
                                   ========    ========     ========    ========


                                          Three Months Ended June 30, 2004
                                  ----------------------------------------------
                                   Banking      Holding                   Total
                                  Operations    Company   Eliminations   Company
                                  ----------    -------   ------------   -------
                                                   (In thousands)

Net interest income (expense)      $  1,414    $    (25)    $     --    $  1,389
Provision for loan losses               209          --           --         209
Noninterest income                      717          30           --         747
Noninterest expense                   1,723          80           --       1,803
                                   --------    --------     --------    --------
     Income (loss) before income
         taxes                          199         (75)          --         124
Income tax expense (benefit)             47         (37)          --          10
                                   --------    --------     --------    --------
     Net income (loss)             $    152    $    (38)    $     --    $    114
                                   ========    ========     ========    ========
     Total assets                  $208,178    $ 24,441     $(21,878)   $210,741
                                   ========    ========     ========    ========
     Capital Expenditures          $    427    $     --     $     --    $    427
                                   ========    ========     ========    ========


                                           Six Months Ended June 30, 2005
                                  ----------------------------------------------
                                   Banking      Holding                   Total
                                  Operations    Company   Eliminations   Company
                                  ----------    -------   ------------   -------
                                                   (In thousands)
Net interest income (expense)      $  3,058    $   (157)    $     --    $  2,901
Provision for loan losses                36          --           --          36
Noninterest income                    2,174          54           --       2,228
Noninterest expense                   3,275         150           --       3,425
                                   --------    --------     --------    --------
     Income (loss) before income
         taxes                        1,921        (253)          --       1,668
Income tax expense (benefit)            642        (112)          --         530
                                   --------    --------     --------    --------
     Net income (loss)             $  1,279    $   (141)    $     --    $  1,138
                                   ========    ========     ========    ========
     Total assets                  $202,747    $ 24,907     $(22,362)   $205,292
                                   ========    ========     ========    ========
     Capital Expenditures          $    765    $     --     $     --    $    765
                                   ========    ========     ========    ========

                                          Six Months Ended June 30, 2004
                                  ----------------------------------------------
                                   Banking      Holding                   Total
                                  Operations    Company   Eliminations   Company
                                  ----------    -------   ------------   -------
                                                   (In thousands)
Net interest income (expense)      $  2,777    $    (32)    $     --    $  2,745
Provision for loan losses               429          --           --         429
Noninterest income                    1,370          55           --       1,425
Noninterest expense                   3,340         152           --       3,492
                                   --------    --------     --------    --------
     Income (loss) before income
         taxes                          378        (129)          --         249
Income tax expense (benefit)             89         (66)          --          23
                                   --------    --------     --------    --------
     Net income (loss)             $    289    $    (63)    $     --    $    226
                                   ========    ========     ========    ========
     Total assets                  $208,178    $ 24,441     $(21,878)   $210,741
                                   ========    ========     ========    ========
     Capital Expenditures          $  1,716    $     --     $     --    $  1,716
                                   ========    ========     ========    ========

5. STOCK-BASED COMPENSATION:
   ------------------------

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

There were no options granted during the quarter and six months ended June 30, 2005.

If the Company had elected to recognize compensation cost for options granted during the quarter and six months ended June 30, 2004, based on the fair value of the options as required by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             Three Months     Six Months
                                                Ended           Ended
                                             June 30, 2004  June 30, 2004
                                             -------------  -------------
                                        (In thousands, except per share amounts)

Net income - as reported                         $   114       $   226
Stock-based compensation expense                       3             3
                                                 -------       -------
Net income - proforma                                111           223
                                                 =======       =======

Earnings per share - as reported
     Basic                                       $   .05       $   .10
     Diluted                                     $   .05       $   .09

Earnings per share - pro forma
     Basic                                       $   .05       $   .09
     Diluted                                     $   .05       $   .09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

                                                          2004
                                                          ----

                Expected dividend yield                  4.67%
                Expected stock price volitility            30%
                Risk-free interest rate                  3.62%
                Expected life of options               5 Years

6. PENSION DISCLOSURES:
   -------------------

The Company terminated the Defined Benefit Pension Plan ("Pension Plan") effective June 8, 2005. By terminating the Pension Plan, the Company anticipates incurring a termination expense of approximately $810,000, during the three months ended September 30, 2005. Termination of the Pension Plan, distribution to participants of its assets, and recording termination expense will not occur until termination approval is received from the Pension Benefit Guaranty Corporation.

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

                                    Three Months Ended        Six Months Ended
                                          June 30,               June 30,
                                    -------------------    --------------------
                                      2005       2004        2005        2004
                                    --------   --------    --------    --------
                                                  (In thousands)
Service cost                        $     --   $     44    $     41    $     88
Interest cost                             --         31          28          62
Expected return on plan assets            --        (25)        (22)        (50)
Amortization of transitional asset        --         (1)         (8)         (2)
Recognized actuarial loss                 --          6          --          12
                                    --------   --------    --------    --------
Net periodic benefit cost           $     --   $     55    $     47    $    110
                                    ========   ========    ========    ========

The Company will contribute the necessary funds for termination. The Company contributed $264,000 during the three month period ended June 30, 2005, and anticipates contributing an additional $50,000 prior to the termination of the plan.

7. PENDING ACCOUNTING PRONOUNCEMENTS:
   ---------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) revises SFAS No. 123 and calls for companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the "intrinsic value" method of accounting, which APB No. 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. Under SFAS No. 123(R), the fair value of a stock-based compensation award is recognized over the employee's service period. The Company is required to adopt SFAS No. 123(R) as of January 1, 2006.

On March 25, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 provides guidance regarding the valuation of share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

8. SUBORDINATED DEBT:
   -----------------

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

Comparison of Financial Condition as of June 30, 2005, and December 31, 2004
----------------------------------------------------------------------------

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash, interest-bearing deposits, and federal funds sold increased $5,682, or 118.6%, to $10,472 at June 30, 2005. The increase was substantially the result of increased deposits.

Securities available-for-sale decreased $15,504, or 67.6%, to $7,437 at June 30, 2005. During the six months ended June 30, 2005, investments totaling $716 were called or matured, $500 were purchased and $15,169 were sold.

Loans receivable, net, at June 30, 2005, were $162,170, an increase of $329, or 0.20%, from $161,841 at December 31, 2004.

The Company's consolidated allowance for loan losses decreased to $1,524 at June 30, 2005, from $1,684 at December 31, 2004. This decrease was partially due to charge-offs over recoveries of $196, net of a provision to the allowance for loan losses of $36 for the six months ended June 30, 2005. Nonperforming loans at June 30, 2005, decreased to $86, or 0.05% of loans receivable, from $961, or 0.66% of loans receivable, at December

31, 2004. At June 30, 2005, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, increased $306, or 4.1%, to $7,683 at June 30, 2005. The increase was substantially the result of the purchase of land in McCalla, Alabama, for a new branch facility.

Real estate owned was $1,509 at June 30, 2005, an increase of $523 from $986 at December 31, 2004. The increase was substantially the result of eight homes under construction by one builder acquired by foreclosure prior to June 30, 2005.

Deposits  increased $4,645, or 2.9%, to $162,190 at June 30, 2005, from $157,545 at December 31, 2004. The increase was substantially the result of increases in commercial checking accounts and, to a lesser extent, increases in savings accounts.

Borrowings decreased by $14,494, or 46.0%, to $17,000 at June 30, 2004, substantially as a result of the repayment of overnight borrowings with the proceeds of investment sales.

The Company had stockholders' equity of $19,027 as of June 30, 2005, an increase of $609, or 3.3%, from $18,418 as of December 31, 2004. Net income for the six months ended June 30, 2005, was $1,138. Equity was decreased by dividends of $.21 per share, or $510. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter. In addition, accumulated other comprehensive income decreased $297, or 125.8%, due to an unrealized loss of $61 at June 30, 2005, as a result of decreases in fair value of the securities available-for-sale. This was primarily due to higher market rates of interest and the sale of $15,504 in available-for-sale securities.

Liquidity and Capital Resources
-------------------------------

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, and liability maturities, and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta and correspondent banks if the need for additional funds arises. At June 30, 2005, the Bank had commitments to originate and fund loans of $19.9 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of June 30, 2005.


                                                                           June 30, 2005
                                             -----------------------------------------------------------------------
                                                                   (Dollar amounts in thousands)
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                    Actual             Adequacy Purposes          Action Provisions
                                             ----------------          -----------------         ------------------
                                              Amount     Rate            Amount    Rate            Amount      Rate
                                             --------    ----          ---------   ----          ---------     ----
Tier 1 Risk-Based Capital
     Consolidated                            $ 23,893    13.6%                N/A    N/A               N/A      N/A
     First Financial Bank                      19,945    11.6%         $    6,903   4.0%         $  10,355     6.0%

Total Risk-Based Capital
     Consolidated                            $ 25,416    14.5%                N/A   N/A                N/A      N/A
     First Financial Bank                      21,468    12.4%         $  13,806    8.0%         $  17,258    10.0%

Tier 1 Leverage
     Consolidated                            $ 23,893    11.9%               N/A    N/A                N/A      N/A
     First Financial Bank                      19,945     9.9%         $    8,024   4.0%         $  10,029     5.0%


As of June 30, 2005, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended June 30, 2005 and
------------------------------------------------------------------------------
2004
----

Net income for the three months ended June 30, 2005, was $359, an increase of $245, or 214.9%, from net income of $114 for the three months ended June 30, 2004. The increase was primarily the result of an increase in net interest income and reduced loan loss provision partially resulting from recoveries.

Interest Income
---------------

Total interest income increased $226, or 9.5%, to $2,614 for the three months ended June 30, 2005. This increase was substantially due to an increase in the average yield on interest-earnings assets to 5.8% for the three months ended June 30, 2005, compared to 5.2% for the same quarter a year ago, offset slightly by a decrease in the average balance on interest-earnings assets for the three months ended June 30, 2005, compared to the same quarter a year ago.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 2005, was $1,145, an increase of $146, or 14.6%, from $999 for the quarter ended June 30, 2004. The increase was substantially the result of an increase in the average rate paid on interest-bearing liabilities to 2.5% for the three months ended June 30, 2005, compared to 2.2% for the corresponding quarter of the previous year, somewhat offset by a slight decrease in the average balance of interest-bearing liabilities compared to the same quarter a year ago. Net Interest Income

Net interest income for the quarter ended June 30, 2005, increased $80, or 5.8%, to $1,469 from the quarter ended June 30, 2004, level of $1,389. The increase was primarily the result of an increase in the average net interest spread to 3.3% for the quarter ended June 30, 2005, compared to 3.1% for the same period a year ago. The net interest margin also increased to 3.3% for the quarter ended June 30, 2005, from 3.1% for the same quarter a year ago.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a charge to the provision of $17 during the quarter ended June 30, 2005, compared to $209 for the quarter ended June 30, 2004. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income
------------------

Noninterest income during the quarter ended June 30, 2005, increased $355, to $1,102 from the June 30, 2004, level of $747. The increase is primarily the result of a gain on the sale of an equity investment in the Bank's data processing company of $363.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended June 30, 2005, decreased $91, or 5.0%, to $1,712, from the June 30, 2004, quarter of $1,803. This decrease is primarily the result of reduced salary and benefit expense associated with the Board of Director's approval of the termination of the Pension Plan coupled with less operating expense from reduced real estate owned expense.

Income Taxes
------------

The provision for income taxes increased $253, to $263 for the quarter ended June 30, 2005, as compared to $10 for the corresponding quarter in the previous year. The increased tax expense was due primarily to an increase in pretax income.

Results of Operations - Comparison of the Six Months Ended June 30, 2005 and
----------------------------------------------------------------------------
2004
----

Net income for the six months ended June 30, 2005, was $1,138, an increase of $912, or 403.5%, from net income of $226 for the six months ended June 30, 2004. The increase was primarily the result of an increase in net interest income and a reduction in loan loss provision partially resulting from recoveries. Included in the six months ended June 30, 2005, was a gain on sale of investments of $354 and a gain on the sale of an equity investment in the Bank's data processing company.

Interest Income
---------------

Total interest income increased $433, or 9.2%, to $5,155 for the six months ended June 30, 2005. This increase was substantially the result of an increase in the average yield on the interest-earning assets to 5.7% during the six months ended June 30, 2005, from 5.3% during the six months ended June 30, 2004, in addition to a slight increase in the average balance on interest-earning assets for the six months ended June 30, 2005, compared to the same quarter a year ago.

Interest Expense
----------------

Interest expense for the six months ended June 30, 2005, increased $277, or 14.0%, to $2,254, from $1,977 during the six months ended June 30, 2005. This increase was primarily attributable to an increase in the average rate paid on interest-bearing liabilities to 2.4% for the six month period ended June 30, 2005, compared to 2.2% for the same period a year ago, in addition to an increase in the average balance of interest-bearing liabilities.

Net Interest Income
-------------------

Net interest  income for the six months ended June 30, 2005,  increased $156, or
5.7 %, to $2,901, from $2,745 for the six months ended June 30, 2004. This increase was due primarily to an increase in the average net interest spread to 3.3% for the six months ended June 30, 2005, compared to 3.0% for the same period a year ago. The net interest margin increased to 3.2% for the six months ended June 30, 2005, from 3.1% for the six months ended June 30, 2004.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a charge to the provision of $36 during the six months ended June 30, 2005, compared to $429 for the six months ended June 30, 2004. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income
------------------

Noninterest income for the six months ended June 30, 2005, totaled $2,228, as compared to $1,425 for the six months ended June 30, 2004. The increase was primarily the result of a gain on the sale of investments of $354 and a gain on the sale of an equity investment in the Bank's data processing company of $363. In addition, a curtailment gain of $68 was recorded in connection with the termination of the Pension Plan.

Noninterest Expenses
--------------------

Noninterest expenses during the six months ended June 30, 2005, decreased $67 to $3,425 from the 2004 level of $3,492. The decrease is primarily the result of reduced salary and benefit expense associated with the Board of Director's approval of the termination of the Pension Plan and less other operating expense resulting from less real estate owned expense.

Income Taxes
------------

The provision for income taxes increased $507, to $530 for the six months ended June 30, 2005, as compared to $23 for the corresponding period of the prior year. The increased tax expense was due to the increase in pretax income.

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company
(including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At June 30, 2005, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2005, the Company held the 2005 Annual Meeting of Stockholders. The election of James B. Koikos and E. H. Moore, Jr. as directors, each for a three-year term, was submitted to a vote of the stockholders. The following is the result of the vote:
                                    For         Withheld
                                    ---         --------
James B. Koikos                  1,979,092       19,279
E. H. Moore, Jr.                 1,979,092       19,279

There were no abstentions or broker non-votes.

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