Form 10QSB
period 2005-09-30
FIRSTFED BANCORP INC
filed 2005-11-14
CIK 876947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          ---------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         Commission File Number: 0-19609
                                                 -------

                             FirstFed Bancorp, Inc.
               --------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                              63-1048648
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1630 Fourth Avenue North
Bessemer, Alabama                                                   35020
------------------------                                        --------------
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

      YES |X|   NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      YES |_|   NO |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at November 1, 2005
----------------------------                   -------------------------------
Common Stock, $.01 par value                           2,445,850 shares

Transitional Small Business Disclosure Format
(Check one):

      YES |_|   NO |X|

                             FIRSTFED BANCORP, INC.
                             ----------------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004...............................2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME  FOR THE THREE
 AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.............................3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
  THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 ...........................4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004................................5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION............................................................... 11

ITEM 3.  CONTROLS AND PROCEDURES..............................................16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

ITEM 5.  OTHER INFORMATION....................................................17

ITEM 6.  EXHIBITS.............................................................17

SIGNATURES....................................................................18

THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  FURNISHED  HAVE  NOT  BEEN
      AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.


                                       i.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FIRSTFED BANCORP, INC.
                             ----------------------
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ------------------------------------------------------------------
                 As of September 30, 2005 and December 31, 2004
                          (Dollar amounts in thousands)

                                                                               September 30,    December 31,
                                                                                   2005            2004
                                                                                 ---------       ---------
ASSETS
Cash and Cash Equivalents:
       Cash on hand and in banks                                                 $   6,441       $   3,125
       Interest-bearing deposits in other banks                                      1,017           1,489
       Federal funds sold                                                               25             176
                                                                                 ---------       ---------
                                                                                     7,483           4,790
Securities available-for-sale, at fair value                                         7,340          22,941
Loans held for sale                                                                  1,013             739
Loans receivable, net                                                              167,520         161,841
Land, buildings and equipment, net                                                   7,695           7,377
Bank owned life insurance                                                            6,649           6,368
Real estate owned                                                                    1,187             986
Assets held for sale                                                                   940              --
Accrued interest receivable                                                            873           1,134
Goodwill and other intangibles                                                       1,129           1,167
Other assets                                                                         3,976           7,100
                                                                                 ---------       ---------
                                                                                 $ 205,805       $ 214,443
                                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Deposits                                                                  $ 162,327       $ 157,545
       Borrowings                                                                   18,000          31,494
       Subordinated debentures                                                       6,000           6,000
       Accrued interest payable                                                        256             238
       Dividends payable                                                               171             168
       Other liabilities                                                               672             580
                                                                                 ---------       ---------
                                                                                   187,426         196,025
                                                                                 ---------       ---------
Stockholders' Equity:
       Preferred stock, $.01 par value, 1,000,000 shares
                authorized, none outstanding                                            --              --
       Common stock, $.01 par value, 10,000,000 shares
                authorized, 3,275,798 shares issued and 2,445,850 shares
                outstanding at September 30, 2005 and 3,230,955 shares issued and 2,401,007 shares outstanding at
                December 31, 2004                                                       33              32
       Paid-in capital                                                               8,850           8,590
       Retained earnings                                                            15,899          15,976
       Deferred compensation obligation                                              2,130           2,114
       Deferred compensation treasury stock (239,548
                shares at September 30, 2005 and 240,036 shares
                at December 31, 2004)                                               (2,130)         (2,114)
       Treasury stock, at cost (829,948 shares at September 30, 2005
                and December 31, 2004)                                              (6,088)         (6,088)
       Unearned compensation                                                          (241)           (328)
       Accumulated other comprehensive income (loss)                                   (74)            236
                                                                                 ---------       ---------
                                                                                    18,379          18,418
                                                                                 ---------       ---------
                                                                                 $ 205,805       $ 214,443
                                                                                 =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
         For the Three and Nine Months Ended September 30, 2005 and 2004
             (Dollar amounts in thousands, except per share amounts)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                              --------------------------   -------------------------
                                                  2005           2004          2005          2004
                                              -----------    -----------   -----------   -----------
INTEREST INCOME:
       Interest and fees on loans             $     2,650    $     2,241   $     7,588   $     6,365
       Interest and dividends on
         securities                                    65            283           235           874
       Other interest income                           51              3            98            10
                                              -----------    -----------   -----------   -----------
         Total interest income                      2,766          2,527         7,921         7,249
                                              -----------    -----------   -----------   -----------

INTEREST EXPENSE:
       Interest on deposits                           869            753         2,485         2,183
       Interest on other borrowings                   326            330           964           877
                                              -----------    -----------   -----------   -----------
         Total interest expense                     1,195          1,083         3,449         3,060
                                              -----------    -----------   -----------   -----------

  Net interest income                               1,571          1,444         4,472         4,189
       Provision for loan losses                      166            119           202           548
                                              -----------    -----------   -----------   -----------
  Net interest income after
    provision for loan losses                       1,405          1,325         4,270         3,641
                                              -----------    -----------   -----------   -----------

NONINTEREST INCOME:
       Fees and other noninterest
         income                                       654            624         2,341         1,863
       Gain on sale of investments                     --             --           354             7
       Bank owned life insurance                       94             90           281           269
                                              -----------    -----------   -----------   -----------
         Total noninterest income                     748            714         2,976         2,139
                                              -----------    -----------   -----------   -----------

NONINTEREST EXPENSE:
       Salaries and employee benefits                 895            923         2,608         2,539
       Office building and equipment
         expenses                                     218            215           632           676
       Pension plan termination expense               843             --           843            --
       Other operating expenses                     1,083            610         2,381         2,025
                                              -----------    -----------   -----------   -----------
         Total noninterest expense                  3,039          1,748         6,464         5,240
                                              -----------    -----------   -----------   -----------

  Income (loss) before income taxes                  (886)           291           782           540
       Provision (benefit) for income taxes          (353)            72           177            95
                                              -----------    -----------   -----------   -----------
NET INCOME (LOSS)                             $      (533)   $       219   $       605   $       445
                                              ===========    ===========   ===========   ===========
AVERAGE NUMBER OF SHARES
       OUTSTANDING - BASIC                      2,420,398      2,338,221     2,404,923     2,350,332
                                              ===========    ===========   ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE               $      (.22)   $       .09   $       .25   $       .19
                                              ===========    ===========   ===========   ===========
AVERAGE NUMBER OF SHARES
       OUTSTANDING - DILUTED                    2,469,678      2,369,329     2,434,112     2,388,010
                                              ===========    ===========   ===========   ===========
DILUTED EARNINGS (LOSS) PER SHARE             $      (.22)   $       .09   $       .25   $       .19
                                              ===========    ===========   ===========   ===========
DIVIDENDS DECLARED PER SHARE                  $       .07    $       .07   $       .28   $       .28
                                              ===========    ===========   ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
     -----------------------------------------------------------------------
                              COMPREHENSIVE INCOME
                              --------------------
              For the Nine Months Ended September 30, 2005 and 2004
             (Dollar amounts in thousands, except per share amounts)

                                                                                               Deferred
                                                                                  Deferred     Compen-
                                                                                   Compen-      sation
                                             Common     Paid-In      Retained      sation      Treasury     Treasury
                                             Stock      Capital      Earnings    Obligation     Stock        Stock
                                            --------    --------     --------     --------     --------     --------
BALANCE, December 31, 2003                  $     32    $  8,426     $ 16,047     $  1,969     $ (1,969)    $ (6,088)

   Net income                                     --          --          445           --           --           --
   Change in unrealized gain
       (loss) on securities
       available for sale, net
       of tax of $138                             --          --           --           --           --           --

   Comprehensive income                           --          --           --           --           --           --

   Amortization of unearned
       compensation                               --          --           --           --           --           --
   Dividends declared ($.28
       per share)                                 --          --         (668)          --           --           --
   Exercise of stock options                      --          15           --           --           --           --
   Purchase of Deferred Compensation
       Treasury Shares                            --          --           --          105         (105)          --
   Stock issued under Dividend
       Reinvestment Plan                          --         101           --           --           --           --
   Change in stock value of
       Employee Stock
       Ownership Plan                             --         (14)          --           --           --           --
                                            --------    --------     --------     --------     --------     --------

BALANCE, September 30, 2004                 $     32    $  8,528     $ 15,824     $  2,074     $ (2,074)    $ (6,088)
                                            ========    ========     ========     ========     ========     ========

BALANCE, December 31, 2004                  $     32    $  8,590     $ 15,976     $  2,114     $ (2,114)    $ (6,088)

   Net income                                     --          --          605           --           --           --
   Change in unrealized gain
       (loss) on securities
       available for sale, net
       of tax of $(124)                           --          --           --           --           --           --

   Comprehensive income                           --          --           --           --           --           --

   Amortization of unearned
       compensation                               --          --           --           --           --           --
   Dividends declared ($.28
       per share)                                 --          --         (682)          --           --           --
   Exercise of stock options                       1         194           --           --           --           --
   Purchase of Deferred Compensation
       Treasury Shares                            --          --           --           49          (49)          --
   Distribution of Deferred Compensation
       Treasury Shares                            --          --           --          (33)          33           --
   Stock issued under Dividend
       Reinvestment Plan                          --          79           --           --           --           --
   Change in stock value of
       Employee Stock
       Ownership Plan                             --         (13)          --           --           --           --
                                            --------    --------     --------     --------     --------     --------

BALANCE, September 30, 2005                 $     33    $  8,850     $ 15,899     $  2,130     $ (2,130)    $ (6,088)
                                            ========    ========     ========     ========     ========     ========

                                                        Accumulated
                                                           Other       Compre-
                                             Unearned      Compre-     hensive
                                              Compen-      hensive      Income
                                              sation       Income      (Note 1)
                                             --------     --------     --------
BALANCE, December 31, 2003                   $   (416)    $    551

   Net income                                      --           --     $    445
   Change in unrealized gain
       (loss) on securities
       available for sale, net
       of tax of $138                              --         (186)        (186)
                                                                       --------
   Comprehensive income                            --           --     $    259
                                                                       ========
   Amortization of unearned
       compensation                                86           --
   Dividends declared ($.28
       per share)                                  --           --
   Exercise of stock options                       --           --
   Purchase of Deferred Compensation
       Treasury Shares                             --           --
   Stock issued under Dividend
       Reinvestment Plan                           --           --
   Change in stock value of
       Employee Stock
       Ownership Plan                              --           --
                                             --------     --------

BALANCE, September 30, 2004                  $   (330)    $    365
                                             ========     ========

BALANCE, December 31, 2004                   $   (328)    $    236

   Net income                                      --           --     $    605
   Change in unrealized gain
       (loss) on securities
       available for sale, net
       of tax of $(124)                            --         (310)        (310)
                                                                       --------
   Comprehensive income                            --           --     $    295
                                                                       ========
   Amortization of unearned
       compensation                                87           --
   Dividends declared ($.28
       per share)                                  --           --
   Exercise of stock options                       --           --
   Purchase of Deferred Compensation
       Treasury Shares                             --           --
   Distribution of Deferred Compensation
       Treasury Shares                             --           --
   Stock issued under Dividend
       Reinvestment Plan                           --           --
   Change in stock value of
       Employee Stock
       Ownership Plan                              --           --
                                             --------     --------

BALANCE, September 30, 2005                  $   (241)    $    (74)
                                             ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                             FIRSTFED BANCORP, INC.
                             ----------------------
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
              For the Nine Months Ended September 30, 2005 and 2004
                          (Dollar amounts in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     ---------------------
                                                                                       2005         2004
                                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $    605     $    445
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation, amortization and accretion                                           322          432
       Loan fees (cost) deferred, net                                                     128          169
       Provision for loan losses                                                          202          548
       Gain on sale of investments                                                       (354)          (7)
       Gain on sale of fixed assets                                                        --           (9)
       Loss (gain) on sale of real estate, net                                            516          133
       Origination of loans held for sale                                              (5,969)      (8,883)
       Proceeds from loans held for sale                                                5,695        8,655
       Provision for deferred compensation                                                 49          105
       Increase in surrender value of Bank Owned Life Insurance                          (281)        (269)
  Decrease (increase) in assets:
       Accrued interest receivable                                                        261           25
       Other assets                                                                       136          131
  Increase (decrease) in liabilities:
       Accrued interest payable                                                            18           10
       Other liabilities                                                                   92          204
                                                                                     --------     --------
         Net cash provided by (used in) operating activities                            1,420        1,689
                                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of securities available-for-sale         786        8,495
  Proceeds from sale of securities available-for-sale                                  15,169        3,000
  Purchase of securities available-for-sale                                              (500)      (6,238)
  Proceeds from sales of real estate and repossessed assets                             1,164        1,441
  Purchase of loans                                                                        --       (3,500)
  Net loan originations                                                                (5,078)     (19,715)
  Capital expenditures                                                                 (1,001)      (1,776)
                                                                                     --------     --------
         Net cash provided by (used in) investing activities                           10,440      (18,293)
                                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                                  4,782        8,715
  Proceeds from borrowings                                                              8,304       83,485
  Repayment of borrowings                                                             (21,798)     (80,187)
  Proceeds from issuance of subordinated debentures                                        --        6,000
  Proceeds from exercise of stock options                                                 195           15
  Dividends paid                                                                         (680)        (668)
  Proceeds from dividend reinvestment                                                      79          101
  Purchase of treasury stock for Deferred Compensation Plan                               (49)        (105)
                                                                                     --------     --------
         Net cash provided by (used in) financing activities                           (9,167)      17,356
                                                                                     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2,693          752
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        4,790        7,621
                                                                                     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  7,483     $  8,373
                                                                                     ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for -
       Income taxes                                                                  $    433     $    145
       Interest                                                                         3,431        3,060
  Non-cash transactions -
       Transfer of loans receivable to real estate owned                                1,228        1,211
       Transfer of leased real estate owned to other assets                                --        3,246
       Transfer of leased real estate to loans receivable                               1,818           --
       Transfer of leased real estate to assets held for sale                             940           --

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005, and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004, include the accounts of the Company, FSC and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2. SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value, as such loans are not intended to be held to maturity. As of September 30, 2005, and December 31, 2004, loans held for sale consisted of mortgage loans that have been committed for sale to third-party investors.

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

Assets Held For Sale

Assets held for sale are recorded at the selling price less cost to dispose. As of September 30, 2005, assets held for sale consisted of one parcel of commercial real estate.

3. EARNINGS AND DIVIDENDS PER SHARE:
   ---------------------------------

Earnings per share ("EPS") for the three and nine months ended September 30, 2005 and 2004, were as follows:

                                            Three Months                                  Three Months
                                      Ended September 30, 2005                      Ended September 30, 2004
                             ------------------------------------------     -----------------------------------------
                                              Dilutive                                      Dilutive
                                              Effect of                                     Effect of
                                               Options                                       Options
                                Basic          Issued         Diluted          Basic         Issued         Diluted
                             -----------     -----------    -----------     -----------    -----------    -----------
Net income (loss)            $  (533,000)             --    $  (533,000)    $   219,000             --    $   219,000

Shares available to
   common shareholders         2,420,398          49,280      2,469,678       2,338,221         31,108      2,369,329
                             -----------     -----------    -----------     -----------    -----------    -----------

Earnings (loss) per share    $     (0.22)             --    $     (0.22)    $      0.09             --    $      0.09
                             ===========     ===========    ===========     ===========    ===========    ===========

                                             Nine Months                                   Nine Months
                                      Ended September 30, 2005                      Ended September 30, 2004
                             ------------------------------------------     -----------------------------------------
                                              Dilutive                                       Dilutive
                                              Effect of                                      Effect of
                                               Options                                        Options
                                Basic          Issued         Diluted          Basic          Issued        Diluted
                             -----------     -----------    -----------     -----------    -----------    -----------
Net income                   $   605,000              --    $   605,000     $   445,000             --    $   445,000

Shares available to
   common shareholders         2,404,923          29,189      2,434,112       2,350,332         37,678      2,388,010
                             -----------     -----------    -----------     -----------    -----------    -----------

Earnings per share           $      0.25              --    $      0.25     $      0.19             --    $      0.19
                             ===========     ===========    ===========     ===========    ===========    ===========

Options to purchase 7,099 and 196,233 shares of common stock at prices in excess of the average market price were outstanding during the quarter ended September 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per share.

Options to purchase 9,099 and 9,099 shares of common stock at prices in excess of the average market price were outstanding during the nine months ended September 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per share.

There were 26,359 and 35,145 shares of common stock held by the Employee Stock Ownership Plan and unallocated at September 30, 2005 and 2004, respectively. These shares are outstanding but not included in the computation of earnings per share.

Dividends declared for the quarter ended September 30, 2005, consisted of a $.07 per share quarterly dividend.

4. SEGMENT DISCLOSURE:
   -------------------

The holding company is considered a separate reportable segment from the banking operations since it does not offer products or services or interact with customers, but does meet the quantitative threshold as outlined in the accounting standards. The Company's segment disclosure is as follows for the three and nine months ended September 30, 2005 and 2004.

                                           Three Months Ended September 30, 2005
                                  ------------------------------------------------------
                                   Banking        Holding                       Total
                                  Operations      Company      Eliminations    Company
                                  ----------     ----------    ------------   ----------
                                                      (In thousands)
Net interest income (expense)     $    1,657     $      (86)    $       --    $    1,571
Provision for loan losses                166             --             --           166
Noninterest income                       721             27             --           748
Noninterest expense                    2,967             72             --         3,039
                                  ----------     ----------     ----------    ----------
   Income (loss) before income
       taxes                            (755)          (131)            --          (886)
Income tax expense (benefit)            (297)           (56)            --          (353)
                                  ----------     ----------     ----------    ----------
   Net income (loss)              $     (458)    $      (75)    $       --    $     (533)
                                  ==========     ==========     ==========    ==========
   Total assets                   $  203,153     $   25,036     $  (22,384)   $  205,805
                                  ==========     ==========     ==========    ==========
   Capital Expenditures           $      236     $       --     $       --    $      236
                                  ==========     ==========     ==========    ==========

                                           Three Months Ended September 30, 2004
                                  ------------------------------------------------------
                                   Banking       Holding                       Total
                                  Operations     Company      Eliminations    Company
                                  ----------    ----------    ------------   ----------
                                                      (In thousands)
Net interest income (expense)     $    1,502    $      (58)    $       --    $    1,444
Provision for loan losses                119            --             --           119
Noninterest income                       686            28             --           714
Noninterest expense                    1,674            74             --         1,748
                                  ----------    ----------     ----------    ----------
   Income (loss) before income
       taxes                             395          (104)            --           291
Income tax expense (benefit)             119           (47)            --            72
                                  ----------    ----------     ----------    ----------
   Net income (loss)              $      276    $      (57)    $       --    $      219
                                  ==========    ==========     ==========    ==========
   Total assets                   $  209,648    $   24,668     $  (22,042)   $  212,274
                                  ==========    ==========     ==========    ==========
   Capital Expenditures           $       60    $       --     $       --    $       60
                                  ==========    ==========     ==========    ==========

                                           Nine Months Ended September 30, 2005
                                  -----------------------------------------------------
                                   Banking        Holding                      Total
                                  Operations      Company     Eliminations    Company
                                  ----------    ----------    ------------   ----------
                                                      (In thousands)
Net interest income (expense)     $    4,715    $     (243)    $       --    $    4,472
Provision for loan losses                202            --             --           202
Noninterest income                     2,895            81             --         2,976
Noninterest expense                    6,242           222             --         6,464
                                  ----------    ----------     ----------    ----------
   Income (loss) before income
       taxes                           1,166          (384)            --           782
Income tax expense (benefit)             345          (168)            --           177
                                  ----------    ----------     ----------    ----------
   Net income (loss)              $      821    $     (216)    $       --    $      605
                                  ==========    ==========     ==========    ==========
   Total assets                   $  203,153    $   25,036     $  (22,384)   $  205,805
                                  ==========    ==========     ==========    ==========
   Capital Expenditures           $    1,001    $       --     $       --    $    1,001
                                  ==========    ==========     ==========    ==========

                                           Nine Months Ended September 30, 2004
                                  -----------------------------------------------------
                                   Banking       Holding                       Total
                                  Operations     Company      Eliminations    Company
                                  ----------    ----------    ------------   ----------
                                                     (In thousands)
Net interest income (expense)     $    4,279    $      (90)    $       --    $    4,189
Provision for loan losses                548            --             --           548
Noninterest income                     2,056            83             --         2,139
Noninterest expense                    5,014           226             --         5,240
                                  ----------    ----------     ----------    ----------
   Income (loss) before income
       taxes                             773          (233)            --           540
Income tax expense (benefit)             208          (113)            --            95
                                  ----------    ----------     ----------    ----------
   Net income (loss)              $      565    $     (120)    $       --    $      445
                                  ==========    ==========     ==========    ==========
   Total assets                   $  209,648    $   24,668     $  (22,042)   $  212,274
                                  ==========    ==========     ==========    ==========
   Capital Expenditures           $    1,776    $       --     $       --    $    1,776
                                  ==========    ==========     ==========    ==========

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

There were no options granted during the quarter and nine months ended September 30, 2005 and all previous grants were fully vested prior to 2005. No stock based compensation has been recognized for any period presented.

If the Company had elected to recognize compensation cost for options granted during the quarter and nine months ended September 30, 2004, based on the fair value of the options as required by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          Three Months           Nine Months
                                             Ended                  Ended
                                       September 30, 2004     September 30, 2004
                                       ------------------     ------------------
                                       (In thousands, except per share amounts)

Net income - as reported                      $ 219                 $ 445
Stock-based compensation expense                 24                    27
                                              -----                 -----
Net income - proforma                           195                   418
                                              =====                 =====

Earnings per share - as reported
   Basic                                      $ .09                 $ .19
   Diluted                                    $ .09                 $ .19

Earnings per share - pro forma
   Basic                                      $ .08                 $ .18
   Diluted                                    $ .08                 $ .18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

                                                      2004
                                                     ------
             Expected dividend yield                  4.67%
             Expected stock price volitility            31%
             Risk-free interest rate                  3.36%
             Expected life of options               5 Years

6. PENSION DISCLOSURES:
   --------------------

The Company terminated the Defined Benefit Pension Plan ("Pension Plan") effective June 8, 2005. By terminating the Pension Plan, the Company incurred termination expense of $843, during the three months ended September 30, 2005. Termination of the Pension Plan, distribution to participants of its assets, and recording termination expense occurred when termination approval was received from the Pension Benefit Guaranty Corporation in the quarter ended September 30, 2005. A curtailment gain of $68 was recorded in the first quarter ended March 31, 2005, in connection with the Board of Director's approval of the termination.

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

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    ------------------      -------------------
                                     2005        2004        2005         2004
                                    ------      ------      ------       ------
                                                  (In thousands)
Service cost                        $   --      $   44      $   35       $  132
Interest cost                           --          31          24           93
Expected return on plan assets          --         (25)        (19)         (75)
Amortization of transitional asset      --          (1)          7           (3)
Recognized actuarial loss               --           6          --           18
                                    ------      ------      ------       ------
Net periodic benefit cost           $   --      $   55      $   47       $  165
                                    ======      ======      ======       ======

The Company contributed the necessary funds for termination. The Company contributed $344,000 during the nine month period ended September 30, 2005.

7. PENDING ACCOUNTING PRONOUNCEMENTS:
   ----------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share- Based Payment. SFAS No. 123(R) revises SFAS No. 123 and calls for companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the "intrinsic value" method of accounting, which APB No. 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. Under SFAS No. 123(R), the fair value of a stock-based compensation award is recognized over the employee's service period. The Company is required to adopt SFAS No. 123(R) as of January 1, 2006.

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

Comparison of Financial Condition as of September 30, 2005, and December 31,
----------------------------------------------------------------------------
2004
----

All dollar amounts, except per share amounts, included hereafter in Management's Discussion and Analysis are in thousands.

Cash, interest-bearing deposits, and federal funds sold increased $2,693, or 56.2%, to $7,483 at September 30, 2005. The increase was substantially the result of increased deposits.

Securities available-for-sale decreased $15,601, or 68.0%, to $7,340 at September 30, 2005. During the nine months ended September 30, 2005, investments totaling $786 were called or matured, $500 were purchased and $15,169 were sold.

Loans receivable, net, at September 30, 2005, were $167,520, an increase of $5,679, or 3.5%, from $161,841 at December 31, 2004. The increase was primarily the result of an increase in commercial real estate lending.

The Company's consolidated allowance for loan losses decreased to $1,605 at September 30, 2005, from $1,684 at December 31, 2004. This decrease was partially due to charge-offs over recoveries of $281, net of a provision to the allowance for loan losses of $202 for the nine months ended September 30, 2005. Nonperforming loans at September 30, 2005, increased to $1,607, or 0.96% of loans receivable, from $961, or 0.66% of loans receivable, at December 31, 2004. At September 30, 2005, there were no material loans not included in nonperforming loans which represented material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Land, buildings and equipment, net, increased $318, or 4.3%, to $7,695 at September 30, 2005. The increase was substantially the result of the purchase of land in McCalla, Alabama, for a new branch facility.

Real estate owned was $1,187 at September 30, 2005, an increase of $201 from $986 at December 31, 2004. The increase was substantially the result of eight homes under construction by one builder acquired by foreclosure prior to June 30, 2005, net of disposition of several properties.

Assets held for sale of $940 represents commercial real estate that was previously under a lease contract with a purchase option. Management entered into a plan to sell during the quarter ended September 30, 2005. The property was written down to selling price less cost to dispose and transferred from Other Assets to Assets Held For Sale during the quarter ended September 30, 2005. The property was placed under contract subsequent to September 30, 2005.

Other assets decreased by $3,124, or 44.0%, to $3,976 at September 30, 2005. The decrease was primarily the result of the sale of two parcels of commercial property that were under lease and the transfer of another parcel of commercial property to Assets Held For Sale as previously discussed. The Company recognized a loss of $446 related to the sale of the two parcels.

Deposits increased $4,782, or 3.0%, to $162,327 at September 30, 2005, from $157,545 at December 31, 2004. The increase was substantially the result of increases in commercial checking accounts and, to a lesser extent, increases in savings accounts.

Borrowings decreased by $13,494, or 42.8%, to $18,000 at September 30, 2004, substantially as a result of the repayment of overnight borrowings with the proceeds of investment sales.

The Company had stockholders' equity of $18,379 as of September 30, 2005, a decrease of $39, or 0.2%, from $18,418 as of December 31, 2004. Net income for the nine months ended September 30, 2005, was $605. Equity was decreased by dividends of $.28 per share, or $682. Included in such dividends was a special dividend of $.07 per share, which was declared during the first quarter. In addition, accumulated other comprehensive income decreased $310, or 131.4%, due to an unrealized loss of $74 at September 30, 2005, as a result of decreases in fair value of the securities available-for-sale. This was primarily due to higher market rates of interest and the sale of $15,504 in available-for-sale securities.

Liquidity and Capital Resources
-------------------------------

Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, and liability maturities, and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. Management monitors the Company's liquidity position and reports to the Board of Directors monthly. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits. In addition, the Bank has borrowing ability from the Federal Home Loan Bank of Atlanta and correspondent banks if the need for additional funds arises. At September 30, 2005, the Bank had commitments to originate and fund loans of $18.2 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

Under applicable regulations, First Financial and the Company are each required to maintain minimum capital ratios. Set forth below are actual capital ratios and the minimum regulatory capital requirements as of September 30, 2005.

                                                        September 30, 2005
                                 -----------------------------------------------------------------
                                                   (Dollar amounts in thousands)
                                                                                   To Be Well
                                                                                Capitalized Under
                                                            For Capital         Prompt Corrective
                                       Actual            Adequacy Purposes      Action Provisions
                                 ------------------     ------------------     -------------------
                                  Amount      Rate       Amount      Rate       Amount       Rate
                                 --------    ------     --------    ------     --------     ------
Tier 1 Risk-Based Capital
     Consolidated                $ 23,561     13.3%          N/A      N/A           N/A       N/A
     First Financial Bank          19,575     11.4%     $  6,960      4.0%     $ 10,441       6.0%

Total Risk-Based Capital
     Consolidated                $ 25,166     14.2%          N/A      N/A           N/A       N/A
     First Financial Bank          21,131     12.3%     $ 13,921      8.0%     $ 17,401      10.0%

Tier 1 Leverage
     Consolidated                $ 23,561     11.6%          N/A      N/A           N/A       N/A
     First Financial Bank          19,575      9.8%     $  8,113      4.0%     $ 10,142       5.0%

As of September 30, 2005, management was not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital resources or operations.

Results of Operations - Comparison of the Three Months Ended September 30, 2005
-------------------------------------------------------------------------------
and 2004
--------

Net loss for the three months ended September 30, 2005, was $533, a decrease of $752, from net income of $219 for the three months ended September 30 , 2004. The loss and decrease in earnings was the result of $843 of pension termination expense recorded during the three months ended September 30, 2005. Also contributing to the loss was $446 recorded in connection with the disposition of two parcels of commercial property and the write-down of one parcel of commercial real estate previously under lease.

Interest Income
---------------

Total interest income increased $239, or 9.5%, to $2,766 for the three months ended September 30, 2005. This increase was substantially due to an increase in the average yield on interest-earnings assets to 6.3% for the three months ended September 30, 2005, compared to 5.5% for the same quarter a year ago, offset by a decrease in the average balance on interest-earnings assets for the three months ended September 30, 2005, compared to the same quarter a year ago primarily as a result of the sale of approximately $15,000 in investments in the first quarter of 2005.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 2005, was $1,195, an increase of $112, or 10.3%, from $1,083 for the quarter ended September 30, 2004. The increase was substantially the result of an increase in the average rate paid on interest-bearing liabilities to 2.6% for the three months ended September 30, 2005, compared to 2.4% for the corresponding quarter of the previous year, somewhat offset by a decrease in the average balance of interest-bearing liabilities compared to the same quarter a year ago as a result of the repayment of overnight deposits with funds from the approximate $15,000 sale of investments in the first quarter of 2005.

Net Interest Income
-------------------

Net interest income for the quarter ended September 30, 2005, increased $127, or 8.8%, to $1,571 from the quarter ended September 30, 2004, level of $1,444. The increase was primarily the result of an increase in the average net interest spread to 3.7% for the quarter ended September 30, 2005, compared to 3.1% for the same period a year ago. The net interest margin also increased to 3.6% for the quarter ended September 30, 2005, from 3.1% for the same quarter a year ago.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a charge to the provision of $166 during the quarter ended September 30, 2005, compared to $119 for the quarter ended September 30, 2004. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio into problem and non-problem loans. The Bank then determines the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income
------------------

Noninterest income during the quarter ended September 30, 2005, increased slightly to $748 from the September 30, 2004, level of $714. The increase is the result in slight increase of fee income.

Noninterest Expenses
--------------------

Noninterest expenses during the quarter ended September 30, 2005, increased $1,291, or 73.9%, to $3,039, from the September 30, 2004, quarter of $1,748.
This increase was substantially the result of $843 of pension plan termination expense recorded during the three months ended September 30, 2005. Also contributing to the increase was $446 recorded in connection with the disposition and write-down of three parcels of commercial real estate previously under lease.

Income Taxes
------------

The provision (benefit) for income taxes increased $425, to a benefit of $353 for the quarter ended September 30, 2005, as compared to a provision of $72 for the corresponding quarter in the previous year. The decreased tax expense was due primarily to a decrease in pretax income.

Results of Operations - Comparison of the Nine Months Ended September 30, 2005
------------------------------------------------------------------------------
and 2004
--------

Net income for the nine months ended September 30, 2005, was $605, an increase of $160, or 36.0%, from net income of $445 for the nine months ended September 30, 2004. The increase was primarily the result of an increase in net interest income and a reduction in loan loss provision partially resulting from recoveries. Included in the nine months ended September 30, 2005, were the following transactions; a gain on sale of investments of $354, a gain on the sale of an equity investment in the Bank's data processing company of $363, pension plan termination expense of $843 and losses totaling $446 on disposition of two parcels of commercial property and the write-down of one parcel of commercial real estate previously under lease.

Interest Income
---------------

Total interest income increased $672, or 9.3%, to $7,921 for the nine months ended September 30, 2005. This increase was substantially the result of an increase in the average yield on the interest-earning assets to 6.0% during the nine months ended September 30, 2005, from 5.3% during the nine months ended September 30, 2004, offset by a slight decrease in the average balance on interest-earning assets for the nine months ended September 30, 2005, compared to the same quarter a year ago.

Interest Expense
----------------

Interest expense for the nine months ended September 30, 2005, increased $389, or 12.7%, to $3,449, from $3,060 during the nine months ended September 30, 2005. This increase was primarily attributable to an increase in the average rate paid on interest-bearing liabilities to 2.5% for the nine month period ended September 30, 2005, compared to 2.3% for the same period a year ago, in addition to an increase in the average balance of interest-bearing liabilities.

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 2005, increased $283, or 6.8 %, to $4,472, from $4,189 for the nine months ended September 30, 2004. This increase was due primarily to an increase in the average net interest spread to 3.5% for the nine months ended September 30, 2005, compared to 3.1% for the same period a year ago. The net interest margin increased to 3.4% for the nine months ended September 30, 2005, from 3.1% for the nine months ended September 30, 2004.

Provision for Loan Losses
-------------------------

Management increased the Company's total allowance for loan losses by a charge to the provision of $202 during the nine months ended September 30, 2005, compared to $548 for the nine months ended September 30, 2004. The allowance for loan losses is based on management's evaluation of losses inherent in the loan portfolio and considers, among other factors, prior years' loss experience, economic conditions, distribution of portfolio loans by risk class and the estimated value of the underlying collateral. The Bank segregates its loan portfolio  into problem and  non-problem  loans.  The Bank then  determines  the allowance for loan losses based on specific review of all problem loans by internal loan review committees. This detailed analysis primarily determines the allowance on problem loans by specific evaluation of collateral fair value. The allowance for non-problem loans considers historical losses and other relevant factors. The allowances are reviewed throughout the year to consider changes in the loan portfolio and classification of loans which results in a self-correcting mechanism.

Noninterest Income
------------------

Noninterest income for the nine months ended September 30, 2005, totaled $2,976, as compared to $2,139 for the nine months ended September 30, 2004. The increase was primarily the result of a gain on the sale of investments of $354 and a gain on the sale of an equity investment in the Bank's data processing company of $363. In addition, a curtailment gain of $68 was recorded in connection with the termination of the Pension Plan.

Noninterest Expenses
--------------------

Noninterest expenses during the nine months ended September 30, 2005, increased $1,224 to $6,464 from the 2004 level of $5,240. The increase was substantially the result of $843 of pension plan termination expense recorded during the three months ended September 30, 2005. Also contributing to the increase was $446 of expense recorded in connection with the disposition and write-down of three parcels of commercial real estate previously under lease.

Income Taxes
------------

The provision for income taxes increased $82, to $177 for the nine months ended September 30, 2005, as compared to $95 for the corresponding period of the prior year. The increased tax expense was due to the increase in pretax income.

Recent Events
-------------

On September 8, 2005, the Company announced that the Board of Directors has approved proceeding with a proposed going private transaction which, if completed, would reduce the number of stockholders of record to less than 100. The purpose of the transaction is to allow the Company to deregister its shares of common stock under the Securities Exchange Act of 1934 and to elect to be taxed as a Subchapter S corporation. Consummation of the transaction is subject to approval of the Company's stockholders.

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, as designed and implemented, are effective in alerting them in a timely manner to material information relating to the Company
(including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

In addition, the Company reviewed its internal controls. There has been no change in the Company's internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and Bank are parties to routine legal proceedings occurring in the ordinary course of business. At September 30, 2005, there were no legal proceedings to which the Company and/or the Bank were a party or parties, or to which any of their property was subject, which were expected by management to result in a material loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

                                                FIRSTFED BANCORP, INC.


Date: November 14, 2005                         \s\ B. K. Goodwin, III
      ----------------------                    --------------------------------
                                                B. K. Goodwin, III,
                                                Chairman of the Board,
                                                Chief Executive Officer,
                                                and President


Date: November 14, 2005                         \s\ Lynn J. Joyce
      ----------------------                    --------------------------------
                                                Lynn J. Joyce
                                                Chief Financial Officer,
                                                Executive Vice President,
                                                Secretary and Treasurer